Form 10QSB
period 2004-06-30
WESTERN GOLDFIELDS INC
filed 2004-09-01
CIK 1208038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK  ONE)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: JUNE 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ____________ to ____________


                        Commission File Number: 0-50894

                            WESTERN GOLDFIELDS, INC.
        (Exact name of small business issuer as specified in its charter)


              IDAHO                                        38-3661016
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

                           961 MATLEY LANE, SUITE 120
                               RENO, NEVADA 89502
                    (Address of principal executive offices)

                                 (775) 337-9433
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares of common stock outstanding as of: August 30, 2004 was 38,258,077.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            WESTERN GOLDFIELDS, INC.
                                   FORM 10-QSB
                                      INDEX

PART I.   FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . .  1

Item 1.   Financial Information . . . . . . . . . . . . . . . . . . . . . . . . .  1
          Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . .  1
          Consolidated Statements of Operations and Comprehensive Income (Loss) .  2
          Consolidated Statement of Stockholders' Equity. . . . . . . . . . . . .  3
          Consolidated Statements of Cash Flow. . . . . . . . . . . . . . . . . .  4
          Notes to Consolidated Financial Statements. . . . . . . . . . . . . . .  5
Item 2.   Plan of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . 22
Item 3.   Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . 28

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . 29
Item 6.   Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           WESTERN GOLDFIELDS, INC
                                     (FORMERLY BISMARCK MINING COMPANY)
                                         CONSOLIDATED BALANCE SHEETS
                                                                           June 30,          December 31,
                                                                             2004                2003
                                                                         (Unaudited)
                                                                      ------------------  ------------------
ASSETS
  CURRENT ASSETS
    Cash                                                              $       2,560,217   $         373,500
    Restricted cash held by investment company                                        -           3,897,229
    Accounts receivable                                                          53,463              17,050
    Loan receivable, net of allowance of $10,000                                      -              40,000
    Inventories                                                               2,448,861           2,221,627
    Prepaid expenses                                                            428,212             534,440
    Deposits                                                                      4,196             585,000
                                                                      ------------------  ------------------
      TOTAL CURRENT ASSETS                                                    5,494,949           7,668,846

  Mineral Properties                                                                  -                   -

  Property, plant, and equipment, net of
    accumulated depreciation                                                  6,299,106           6,150,509
  Construction in progress                                                      222,453              13,303
  Investments - remediation and reclamation                                   6,059,254           5,998,994
  Investments - other                                                            43,000              98,510
  Long-term deposits                                                            304,999             300,000
  Long-term prepaid expenses                                                  1,387,257           1,482,921
  Deferred loan fees and expenses, net of amortization                          626,522             829,041
                                                                      ------------------  ------------------

TOTAL ASSETS                                                          $      20,437,540   $      22,542,124
                                                                      ==================  ==================

LIABILITIES & STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                                  $         416,631   $         677,585
    Accrued expenses                                                            479,590             257,699
    Accrued expenses - related party                                                  -              22,500
    Accrued interest                                                             54,375              65,920
    Loan payable, current portion                                             3,000,000           3,000,000
                                                                      ------------------  ------------------
      TOTAL CURRENT LIABILITIES                                               3,950,596           4,023,704
                                                                      ------------------  ------------------

  LONG-TERM LIABILITIES
    Loan payable, net of current portion                                      1,500,000           3,000,000
    Reclamation and remediation liabilities                                   5,998,994           5,998,994
                                                                      ------------------  ------------------
      TOTAL LONG-TERM  LIABILITIES                                            7,498,994           8,998,994
                                                                      ------------------  ------------------

  PROVISION FOR FORWARD SALES DERIVATIVE MARKED -
    TO-MARKET                                                                   243,980             855,788
                                                                      ------------------  ------------------

  COMMITMENTS AND CONTINGENCIES                                                       -                   -
                                                                      ------------------  ------------------

  STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value, 25,000,000 shares authorized;
      no shares issued and outstanding                                                -                   -
    Common stock, $0.01 par value, 100,000,000 shares authorized;
      38,258,077 and 38,149,078  shares issued
      and outstanding, respectively                                             382,584             381,491
    Additional paid-in capital                                               10,143,492          10,057,384
    Stock options and warrants                                                4,167,232           3,601,478
    Accumulated deficit                                                      (5,718,358)         (4,584,552)
    Accumulated other comprehensive income (loss)                              (230,980)           (792,163)
                                                                      ------------------  ------------------
      TOTAL STOCKHOLDERS' EQUITY                                              8,743,970           8,663,638
                                                                      ------------------  ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      20,437,540   $      22,542,124
                                                                      ==================  ==================


                 The accompanying notes are an integral part of these financial statements.

                                             WESTERN GOLDFIELDS, INC.
                                        (FORMERLY BISMARCK MINING COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                            Three Months Ended June 30, Six Months Ended June 30,
                                                            --------------------------  -------------------------
                                                                2004          2003          2004          2003
                                                            (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
                                                            ------------  ------------  -------------  ----------
REVENUES
  Gross revenue                                             $ 2,426,685   $         -   $ 5,343,414   $        -
  Royalties                                                    (299,204)            -      (586,435)           -
                                                            ------------  ------------  -------------  ----------
    Net revenue                                               2,127,481             -     4,756,979            -
                                                            ------------  ------------  -------------  ----------

COST OF GOODS SOLD
  Mine operating costs                                        1,773,648             -     3,675,746            -
  Mine site administration                                      568,027             -       949,902            -
  Selling, transportation, and refining                           7,814             -        65,341            -
  Depreciation, depletion & amortization                        294,778             -       488,379            -
  Inventory adjustment                                         (137,479)            -      (656,563)           -
                                                            ------------  ------------  -------------  ----------
    Total cost of goods sold                                  2,506,788             -     4,522,805            -
                                                            ------------  ------------  -------------  ----------

GROSS PROFIT (LOSS)                                            (379,307)            -       234,174            -
                                                            ------------  ------------  -------------  ----------

EXPENSES
  General and administrative                                    424,603       126,622     1,087,006      245,774
  Exploration - other                                            56,803        15,375       189,564       28,747
                                                            ------------  ------------  -------------  ----------
    Total expenses                                              481,406       141,997     1,276,570      274,521
                                                            ------------  ------------  -------------  ----------

OPERATING LOSS                                                 (860,713)     (141,997)   (1,042,396)    (274,521)
                                                            ------------  ------------  -------------  ----------

OTHER INCOME (EXPENSE)
  Interest income                                                40,997             -        78,897            -
  Interest expense                                              (85,236)            -      (186,705)           -
  Gain on sale of assets                                                            -        27,132        6,177
  Loss on sale of investments                                   (10,734)            -       (10,734)           -
                                                            ------------  ------------  -------------  ----------
    Total other income (expense)                                (54,973)            -       (91,410)       6,177
                                                            ------------  ------------  -------------  ----------

LOSS BEFORE INCOME TAXES                                       (915,686)     (141,997)   (1,133,806)    (268,344)

INCOME TAXES                                                          -             -             -            -
                                                            ------------  ------------  -------------  ----------

NET LOSS                                                       (915,686)     (141,997)   (1,133,806)    (268,344)
                                                            ------------  ------------  -------------  ----------

OTHER COMPREHENSIVE INCOME (LOSS)
  Change in market value of securities                          (21,315)        2,448       (50,625)        (785)
  Provision for forward sales derivative marked-to-market       690,148             -       611,808            -
                                                            ------------  ------------  -------------  ----------

    Total other comprehensive income (loss)                     668,833         2,448       561,183         (785)
                                                            ------------  ------------  -------------  ----------

NET COMPREHENSIVE LOSS                                      $  (246,853)  $  (139,549)  $  (572,623)  $ (269,129)
                                                            ============  ============  ============  ===========

BASIC AND DILUTED NET LOSS PER SHARE                        $     (0.02)  $     (0.02)  $     (0.03)  $    (0.03)
                                                            ============  ============  ============  ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                  38,258,077     9,165,888    38,215,494    9,112,071
                                                            ============  ============  ============  ===========


                    The accompanying notes are an integral part of these financial statements.

                                                WESTERN GOLDFIELDS, INC.
                                           (FORMERLY BISMARCK MINING COMPANY)
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                     Common Stock
                                                             ---------------------------     Additional    Stock Options
                                                                Number        Paid-in           and         Accumulated
                                                               of Shares       Amount         Capital        Warrants
                                                             -------------  ------------  ---------------  -------------

Balance, January 1, 2002                                        3,333,333   $    33,333   $      534,324   $          -

Common stock issued for:
  property at $0.45 per share                                     250,000         2,500          110,000              -
  payables at $0.37 per share                                      16,667           167           18,351              -

Common stock and warrants issued for
  cash at $0.30 per share                                       1,771,669        17,717          460,633         53,150

Adjustment and correction to outstanding shares                     8,607            86              (86)             -

Acquisition of Calumet Mining Company                           3,500,000        35,000           13,743              -

Net loss for the year ended December 31, 2002                           -             -                -              -

Other comprehensive income                                              -             -                -              -
                                                             -------------  ------------  ---------------  -------------

Balance, December 31, 2002                                      8,880,276        88,803        1,136,965         53,150

Common stock and warrants issued for
  services at $0.30 per share                                     209,166         2,092           52,000         11,687

Common stock and options issued for
  services at $0.30 per share                                      83,334           833           20,717          4,656

Common stock issued for services at $0.30 per share                 9,834            98            2,852              -

Common stock issued for services at $0.80 per share                12,000           120            7,800              -

Stock options issued for services                                       -             -                -          1,500

Common stock issued for exercise of  warrants at $0.45
  per share, net of commission expense of $14,850                 350,000         3,500          149,920        (10,500)

Common stock issued for services at $0.66 per share                30,000           300           19,500              -

Stock options issued for directors fees and other services              -             -                -         55,000

Common stock and warrants issued for purchase of
  the Mesquite Mine                                             3,454,468        34,545        1,755,346      1,344,485

Common stock and warrants issued in private placement
  less commissions and  expenses of $1,187,835                 25,125,000       251,250        6,912,234      1,985,500

Warrants issued for debt financing agreement                            -             -                -        156,000

Miscellaneous adjustments of stock                                 (5,000)          (50)              50              -
                                                                        -
Net loss for the year ended December 31, 2003                           -             -                -              -

Other comprehensive (loss)                                              -             -                -              -
                                                             -------------  ------------  ---------------  -------------

Balance, December 31, 2003                                     38,149,078       381,491       10,057,384      3,601,478

Options issued for directors' services                                  -             -                -        234,004

Options issued for officers' services                                   -             -                -        309,250

Options issued for services by related party                            -             -                -         22,500

Common stock issued for services at $0.80 per share               109,000         1,090           86,110              -

Miscellaneous adjustments of stock                                     (1)            3               (2)             -

Net loss for the six months ended June 30, 2004
  (unaudited)                                                           -             -                -              -

Other comprehensive income                                              -             -                -              -
                                                             -------------  ------------  ---------------  -------------
Balance, June 30, 2004 (unaudited)                             38,258,077   $   382,584   $   10,143,492   $  4,167,232
                                                             =============  ============  ===============  =============


                                                                                 Other
                                                                              Comprehensive
                                                                 Deficit      Income (Loss)      Total
                                                             ---------------  --------------  ------------
Balance, January 1, 2002                                     $     (468,805)  $     (96,474)  $     2,378

Common stock issued for:
  property at $0.45 per share                                             -               -       112,500
  payables at $0.37 per share                                             -               -        18,518

Common stock and warrants issued for
  cash at $0.30 per share                                                 -               -       531,500

Adjustment and correction to outstanding shares                           -               -             -

Acquisition of Calumet Mining Company                                     -               -        48,743

Net loss for the year ended December 31, 2002                      (370,051)              -      (370,051)

Other comprehensive income                                                -         275,474       275,474
                                                             ---------------  --------------  ------------

Balance, December 31, 2002                                         (838,856)        179,000       619,062

Common stock and warrants issued for
  services at $0.30 per share                                             -               -        65,779

Common stock and options issued for
  services at $0.30 per share                                             -               -        26,206

Common stock issued for services at $0.30 per share                       -               -         2,950

Common stock issued for services at $0.80 per share                       -               -         7,920

Stock options issued for services                                         -               -         1,500

Common stock issued for exercise of  warrants at $0.45
  per share, net of commission expense of $14,850                         -               -       142,920

Common stock issued for services at $0.66 per share                       -               -        19,800

Stock options issued for directors fees and other services                -               -        55,000

Common stock and warrants issued for purchase of
  the Mesquite Mine                                                       -               -     3,134,376

Common stock and warrants issued in private placement
  less commissions and  expenses of $1,187,835                            -               -     9,148,984

Warrants issued for debt financing agreement                              -               -       156,000

Miscellaneous adjustments of stock                                        -               -             -

Net loss for the year ended December 31, 2003                    (3,745,696)              -    (3,745,696)

Other comprehensive (loss)                                                -        (971,163)     (971,163)
                                                             ---------------  --------------  ------------

Balance, December 31, 2003                                       (4,584,552)       (792,163)    8,663,638

Options issued for directors' services                                    -               -       234,004

Options issued for officers' services                                     -               -       309,250

Options issued for services by related party                              -               -        22,500

Common stock issued for services at $0.80 per share                       -               -        87,200

Miscellaneous adjustments of stock                                        -               -             1

Net loss for the six months ended June 30, 2004
  (unaudited)                                                    (1,133,806)              -    (1,133,806)

Other comprehensive income                                                -         561,183       561,183
                                                             ---------------  --------------  ------------
Balance, June 30, 2004 (unaudited)                           $   (5,718,358)  $    (230,980)  $ 8,743,970
                                                             ===============  ==============  ============
                                                                                                8,743,970


              The accompanying notes are an integral part of these financial statements.

                                        WESTERN GOLDFIELDS, INC.
                                   (FORMERLY BISMARCK MINING COMPANY)
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                    2004         2003
                                                                                (Unaudited)   (Unaudited)
                                                                                ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                      $(1,133,806)   $(268,344)
  Adjustments to reconcile net loss to net cash provided (used) by operating activities:

    Depreciation and depletion                                                      478,595            -
    Amortization of long term prepaid insurance                                      77,126            -
    Amortization of loan fees                                                       201,508            -
    (Gain) on sale of assets and investments                                        (16,398)      (6,177)
    Common stock, options and warrants issued for services                          572,954       91,200
    Exploration fees funded by stock                                                 80,000            -
    Common stock adjustment                                                               1            -
    (Loss) on cash management program                                               (13,455)           -
    Changes in assets and liabilities:
    Decrease (increase) in:
      Restricted cash                                                             3,897,229            -
      Accounts receivable                                                           (36,413)           -
      Loan receivable                                                                40,000            -
      Inventories                                                                  (799,057)           -
      Prepaid expenses                                                              106,228            -
      Deposits                                                                      580,804            -
      Accrued interest receivable                                                         -         (400)
      Allowance for bad debt                                                              -          400
    Increase (decrease) in:
      Accounts payable                                                             (260,954)      32,039
      Accrued expenses                                                              221,891      (16,000)
      Accrued expenses - related parties                                            (22,500)           -
      Accrued interest expense                                                      (11,545)           -
                                                                                ------------  -----------
Net cash provided (used) by operating activities                                  3,962,208     (167,282)
                                                                                ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment, including Construction
    in Progress                                                                    (621,013)           -
  Purchase of investments - remediation and reclamation                             (60,260)           -
  Increase in long-term deposits                                                     (4,999)           -
  Decrease in long-term prepaid insurance                                            18,538            -
  Purchase of investments                                                                 -      (29,972)
  Proceeds from sale of investments                                                   7,606       39,025
  Proceeds from sale of assets                                                      407,231            -
                                                                                ------------  -----------
Net cash provided (used) by investing activities                                   (252,897)       9,053
                                                                                ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                                           -       15,115
  Deferred debt offering costs                                                      (22,594)           -
  Payments on loans                                                              (1,500,000)    (25,115)
Net cash provided (used) by financing activities                                 (1,522,594)     (10,000)

Change in cash                                                                    2,186,717     (168,229)

Cash, beginning of period                                                           373,500      209,101
                                                                                ------------  -----------

Cash, end of period                                                             $ 2,560,217    $  40,872
                                                                                ============  ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                                 $   198,677    $       -
                                                                                ============  ===========
  Income taxes paid                                                             $         -    $       -
                                                                                ============  ===========
NON-CASH FINANCING AND
INVESTING ACTIVITIES:
    Stock and warrants issued for services                                      $     7,200    $  90,700
    Stock options issued for services                                           $   565,754    $     500
    Exploration fees paid by issuance of common stock                           $    80,000    $       -
    Stock adjustment                                                            $         1    $       -

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Western Goldfields, Inc. (hereinafter "the Company") and its wholly owned subsidiaries are engaged in the exploration for, development of and extraction of precious metals principally in the states of California, Nevada and Idaho. The Company's two wholly owned subsidiaries are Calumet Mining Company and Western Mesquite Mines, Inc.

Calumet Mining was acquired in August 2002 and was a dormant mining company. (See Note 12.) Western Mesquite Mines was incorporated in 2003 for the acquisition of the Mesquite Mine in California from Newmont Mining Corporation in November 2003. (See Note 12.)

The Company was in the exploration stage through most of the year ended December 31, 2003 and all of the year ended December 31, 2002. With the acquisition of the Mesquite Mine, the Company exited the exploration stage and became an operating mining company. The Company's first sale of gold from its production occurred in mid-January 2004. For the year ended December 31, 2002, the Company's auditors expressed a going concern qualification in the Company's audited financial statements.

In November and December 2003, the Company obtained significant additional capital through a private placement of its stock. Management plans to use the majority of the proceeds from the financing for operations of the Mesquite Mine, as well as exploration and development of other properties. The Company has demonstrated that it now has sufficient funds from anticipated operations and investments to continue its committed operating and development plans.

The Company was originally formed on January 15, 1924, under the laws of the State of Idaho, and in August 2002 changed its name from Bismarck Mining Company to Western Goldfields, Inc.

The  Company's  year-end  for  reporting  purposes  is  December  31.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

ACCOUNTING METHOD
-----------------

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Company's convention for closing its books is to cut-off all financial and operational measurements at midnight on the Saturday closest to the actual end of each month during the year and at midnight on the 31st of December each year.

PRINCIPLES OF CONSOLIDATION
----------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the inter-company accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 14.

REVENUE RECOGNITION
-------------------

Revenue is recognized when metal is delivered and title passes. The effect of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs are recorded as a reduction of revenue. By-product credits will be off-set against operating expenses in the future when generated.

ACCOUNTS RECEIVABLE
-------------------

The Company records its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

The Company's trade receivables are related to precious metals delivered against a forward sales contract or a spot sale contract whose settlement has not occurred. Settlement usually occurs in between two and fifteen business days and is made through international metals refiners and brokers.

USE OF ESTIMATES
----------------

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and environmental obligations, impairment of assets, useful lives for depreciation, depletion and amortization, measurement of metal-in-process and finished goods inventories, values of options and warrants, and valuation allowances for future tax assets. Actual results could differ from those estimates.

EXPLORATION COSTS
-----------------

In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

EXPLORATION STAGE ACTIVITIES
----------------------------

The Company is primarily engaged in the acquisition, exploration and development of mining properties. On November 7, 2003, concurrent with the acquisition of the Mesquite Mine, the Company started production of metals while studying enhancements to the processing of the heaps and the potential commencement of future mining operations.

CASH AND CASH EQUIVALENTS
-------------------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

RESTRICTED CASH
---------------

As of December 31, 2003, the Company had cash proceeds from common stock sold as part of a private placement in November and December 2003 held by the investment firm representing the Company. Most of the proceeds from these stock sales were released in January and February 2004 with the remainder released in June 2004.

DERIVATIVE INSTRUMENTS
----------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133," SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which is effective for the Company as of June 30, 2003. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

A derivative may be specifically designated as a hedge of financial risk exposures of anticipated transactions if, both at the inception of the hedge and throughout the hedge period, the changes in fair value of the contract substantially offset the effect of commodity price changes on the anticipated transactions and if it is probable that the transactions will occur. The Company regularly monitors its commodity exposures and ensures that contracted amounts do not exceed the amounts of underlying exposures.

Realized prices under the Company's forward sales contract are recognized in gold sales and by-product credits as the designated production is delivered to meet commitments. The Company values gold for all cash flow hedging purposes based upon the London Afternoon Gold Fix for each valuation date, modified by the gold forward rate expected by the Company subject to the Company's discounted financing costs. Management maintains estimates for each quarterly expected forward sales values to approximate the future value of forward sales contracts for the determination of provisions for gains or losses on derivatives.

The income effect of the change in derivative values will be accounted for in other comprehensive income based upon the Company's quarterly valuation of the associated financial gain or loss. Any changes arising from the determination of the derivative's effectiveness is accounted for as a charge to current operations.

In the event of early settlement or redesignation of hedging transactions, gains or losses are deferred and brought into income at the delivery dates originally designated. Where the anticipated transactions are no longer expected to occur, with the effect that the risk that was hedged no longer exists, unrealized gains or losses are recognized in income at the time such a determination is made.

Cash flows arising in respect of these contracts are recognized under cash flow from operating activities.

COMPREHENSIVE INCOME (LOSS)
---------------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which was issued in June 1997. SFAS No. 130 establishes rules for the reporting and displaying of comprehensive income and its components, but had no effect on the Company's net loss. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income.

COMPENSATED ABSENCES
--------------------

Employees of the Company are entitled to paid vacation depending on length of service. As of December 31, 2003, the Company had no liability and had not yet hired employees. As of June 30, 2004, a liability of $27,036 for accrued vacation has been recorded for all locations.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that this statement has no effect on the Company's financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" (hereinafter "SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly there is no change in disclosure requirements due to SFAS 148.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (hereinafter "SFAS No. 146"). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. The Company has established a remediation and reclamation liability to cover costs related to the exit and/or disposal of its mining property.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial statements of the Company at June 30, 2004 or December 31, 2003.

CONCENTRATION OF CREDIT RISK
----------------------------

The Company maintains its cash in several commercial accounts at major financial institutions which includes funds included in cash and deposit accounts. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at June 30, 2004 and December 31, 2003, respectively, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $2,565,217 and $176,270.

The Company processes and sells its metal through an international metals company. The Company reviews the credit worthiness of its metals outlets at least annually and as of June 30, 2004 was not aware of any factor which would impact its sales of metal and ultimate collection of receivables from such sales.

PROVISION FOR TAXES
-------------------

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the "more likely than not" standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2004, the Company had net deferred tax assets (calculated at an expected rate of 39% for 2004 and part of 2003, and 34% for all prior periods) of approximately $855,000 principally arising from net operating loss carryforwards for income tax purposes. The net deferred taxes are calculated based upon both federal and state expected tax rates. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at June 30, 2004, and December 31, 2003. The significant components of the deferred tax asset at June 30, 2004, and December 31, 2003, were as follows:

                                            JUNE 30,         DECEMBER 31,
                                              2004               2003
                                        ----------------  -----------------
Net operating loss carryforward         $    2,340 ,000   $      1,570,000
                                        ================  =================

Deferred tax asset                      $       855,000   $        555,000
Deferred tax asset valuation allowance         (855,000)          (555,000)
                                        ----------------  -----------------
  Net tax assets                        $             -   $              -
                                        ================  =================

At June 30, 2004, the Company has net operating loss carryforwards of approximately $2,340,000, which expire in the years 2019 through 2024. The Company recognized approximately $565,000 and $180,000 of losses from issuance of restricted common stock and stock options for services during the six months ended June 30, 2004 and fiscal 2003, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. Also, the Company has recognized costs for financial statement purposes of approximately $2,700,000 for mineral property and ore on leach pad that are not deductible for tax purposes in 2003. The allocation of the costs to the leach pads did result in additional tax deduction for depletion from recoveries of gold estimated to be $205,000 as of June 30, 2004. The change in the allowance account from December 31, 2003 to June 30, 2004 was $300,000 and from December 31, 2002 to December 31, 2003 was $300,000. The Company has also issued substantial amounts of new common stock in 2002 and 2003, which may have resulted in control changes. A control change may limit the availability of the net operating losses from periods prior to the control change. The Company also has available limited net operating losses from prior acquisitions, which may be available for tax purposes.

INVESTMENT IN SECURITIES
------------------------

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, the Company's investments in securities are classified as either trading, held to maturity, or available-for-sale. During the six months ended June 30, 2004 and the year ended December 31, 2003 the Company did not own any securities classified as either trading or held to maturity. However, at June 30, 2004 and December 31, 2003 the Company did own securities classified as available-for-sale.

Securities available-for-sale consist of debt and equity securities not classified as trading securities or as securities to be held to maturity.
Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of other comprehensive income.

Gains and losses on the sale of securities available-for-sale are determined using the specific identification method and are included in earnings.

PROPERTY, PLANT AND EQUIPMENT
-----------------------------

Property, plant and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years, or units-of-production method over the estimated useful life of the property. (See Note 5.)

MINERAL PROPERTIES
------------------

Mineral properties are stated at cost. Depletion of mineral properties is calculated using the units-of-production method over the estimated recoverable ounces of gold on the property. (See Note 3.)

BASIC AND DILUTE  NET LOSS PER SHARE
------------------------------------

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted net loss per share were the same, as the common stock equivalents outstanding would be considered anti-dilutive. As of June 30, 2004 and December, 31, 2003 respectively, the Company had outstanding options for 2,683,334 and 358,334 shares and outstanding warrants for 24,787,515 and 24,637,515 shares.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, restricted cash, accounts and loans receivable, prepaids, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2004 and December 31, 2003.

ACCOUNTING FOR STOCK OPTIONS AND WARRANTS GRANTED TO EMPLOYEES AND NONEMPLOYEES
-------------------------------------------------------------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

METAL ON LEACH PAD AND IN METAL-IN-PROCESS INVENTORY
----------------------------------------------------

The Company took over the Mesquite Mine on November 7, 2003 with an estimated 50,800 ounces of recoverable gold contained in mineralized ores previously placed on impermeable, lined pads. During the periods ended June 30, 2004 and December 31, 2003 the Company extracted 15,563 and 5,367 ounces of gold, respectively, from the pads into metal-in-process inventory, leaving on the pads an estimated 29,870 ounces of gold as of June 30, 2004 and 45,433 ounces of gold as of December 31, 2003. The Company carries no value in its financial statements for metal on the leach pads and the initial value assigned to mineral properties for metal on the leach pads, in accordance with SEC Industry Guide 7, has been included in exploration expense.

In the six month period ended June 30, 2004, the Company had its first sales of gold from metal-in-process inventory generating sales of 13,679 ounces during this six month period. There were no sales prior to January 1, 2004. Prior to November, 2003, the Company had no production activities.

The determination of both the ultimate recovery percentage and the quantity of metal expected over time requires the use of estimates, which are subject to revision since they are based upon metallurgical test work. The Company expects to continue to process and recover metal from the leach pads until no longer considered economically feasible.

INVENTORIES:
------------

     i) Bullion (metal refined to industry purity standards) inventory, which includes metal held on our behalf by third parties is valued at market.
     ii) Metal-in-process inventory, which is metal in solution or in various parts of the processing circuit, is valued at the lower of average production cost or net realizable value. Production costs include processing and administrative costs, which are charged to operations and included in cost of sales on the basis of ounces of gold recovered. Based upon actual gold recoveries and operating plans, the Company continuously evaluates and refines estimates used in determining the costs charged to operations and the carrying value of costs associated with the metals in circuit.
     iii) Materials and supplies inventory is stated at the lower of average cost or net realizable value.

DEPOSITS
--------

Under the terms of its power purchase agreement with the local power provider, which is a quasi-public agency, the Company is required to collateralize certain portions of the Company's obligations. The Company has collateralized these obligations by assigning a $300,000 certificate of deposit for a period of three years. The ultimate timing for the release of the collateralized amounts is dependent on the credit worthiness of the Company and/or the timing and closure of the Mesquite mine. Collateral could also be released to the extent that the Company is able to secure alternative financial assurance satisfactory to the respective agency. The Company's management expects that the aforementioned collateral will remain in place beyond a twelve-month period and has therefore classified these deposits as long-term.

The Company had also advanced working capital, in the amount of $585,000, to its management contractor to cover anticipated operating costs at the Mesquite Mine. In May 2004, this deposit was offset against the final invoices from the contractor upon the termination of its contract.

RECLAMATION AND REMEDIATIO COSTS
--------------------------------

Estimated future costs are based principally on legal and regulatory requirements. Such costs related to active mines are accrued and charged over the expected operating lives of the mines using the units-of-production method. Future remediation costs for inactive mines are accrued based on management's best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

RECLASSIFICATIONS
-----------------

Certain reclassifications of prior year balances have been made to conform to current year presentation.


NOTE 3 - MINERAL PROPERTIES

The Company controls the following mineral properties:

CALIFORNIA PROPERTIES

MESQUITE MINE
-------------

In July 2003, the Company issued 111,859 shares of common stock as a deposit on the purchase of the Mesquite Mine, in Imperial County, California. In November 2003, the Company completed this purchase and issued an additional 2,217,609 shares of common stock and 2,494,810 warrants with an exercise price of $1.00 per share. As of December 2003, the Company remained obligated to issue additional shares and warrants under the purchase agreement. The Company issued 1,125,000 shares of common stock in January 2004, and 5,596,370 warrants for the purchase of one share of common stock each, with an exercise price of $1.00 per share, in March 2004, in final settlement of its obligations under this agreement (See Note 12).

                                                             AMOUNT    VALUE PER SHARE     VALUE
                                                           ----------  ----------------  ----------
Reclamation Obligation Assumed                                      -                 -  $5,998,994

Western Goldfields Common Stock                             3,454,468  $           0.52   1,789,891
Warrants - Western Goldfields stock, exercisable at $1.00
per share of common 450 days from issuance and for 5
years thereafter                                           2,494,810              0.18     449,066
Warrants - Western Goldfields stock, exe rcisable at $1.00
per share of common 815 days from issuance and for 5
years thereafter                                            5,596,370              0.16     895,419
                                                                                         ----------
  Total Consideration                                                                     9,133,370
                                                                                         ==========

Allocation to Fixed Assets:
Property, plant and equipment, including buildings                                       $6,471,000
Mineral properties                                                                        2,662,370
                                                                                         ----------
                                                                                         $9,133,370
                                                                                         ==========

The fair market value of the acquired property, plant and equipment was determined by review by the mine operations contractor. (See Note 15.) The remaining value was allocated to mineral properties, and expensed in December 2003 as a part of a $2,791,603 in exploration expenses.

GOLD POINT MINE
---------------

In September 2002, the Company acquired the Gold Point Mine mining claims from Western Continental, Inc. in exchange for 250,000 shares of our common stock valued at $112,500, assumption of liabilities of $5,000, mining claims valued at $15,000, 141,875 shares of Grand Central Silver Mines valued at approximately $28,375 and $2,500 cash. Western Continental, Inc. was controlled by William L. Campbell, its President, who prior to August 24, 2002, also served as the Company's President.

CALIFORNIA PROPERTIES - OTHER
-----------------------------

In January 2003, the Company reached an agreement on the Cahuilla Gold Project near Indio, California. This agreement with the Torres Martinez Tribe, and an extension signed in July, 2004, gives the Company through October, 2004 the exclusive negotiation rights and access to geologic sites for their evaluation in advance of entering into a formal exploration/mining agreement to nearly two square miles of property. In January 2004, the Company increased its land position at Cahuilla by acquiring 100% of La Cuesta International, Inc.'s interests in two separate mining leases that collectively cover approximately 70 acres adjacent to the Torres Martinez Tribal lands.

NEVADA AND IDAHO PROPERTIES

At December 31, 2002, Calumet Mining Company, the Company's subsidiary, held several mining claims throughout Nevada and Idaho. They consist of four unpatented mining claims in Sunnyslope, Nevada, two unpatented mining claims in Koegel Hills, Nevada, two unpatented mining claims in Corral Canyon, Nevada, six unpatented mining claims in Buckskin North (lease lapsed in 2003), Nevada, two unpatented mining claims in Golden Lyon (lease lapsed in 2003), Nevada, nineteen unpatented lode mining claims in Shoshone County, Idaho, in addition to a 10-year lease for 635 acres in Shoshone County, Idaho and five unpatented lode mining claims in the Pyramid Mine near Fallon, Nevada. Due to a lack of evidence establishing proven and probable reserves, the acquisition costs of these mines were included in Calumet Mining Company's net loss for the period ended August 25, 2002 as an exploration expense. (See Note 14.)

In April 2004, the Company entered a non-binding letter of intent with Coolcharm Ltd. with respect to a joint venture for the Lincoln Hill Mine, whereby Coolcharm will invest in exploration and development of the property. Under the agreement Coolcharm could invest up to $4,000,000 in exploration and development expenses and earn up to 60% interest in the property.

Also in April 2004 the Company entered a non-binding letter of intent to form a joint venture with 321 Gold for an exploration and development agreement on the Sunny Slope Mine property. Under this agreement, 321 Gold would expend up to $1,000,000 on the exploration and development of the property in anticipation of earning up to a 70% interest in the property.

The Company has staked additional claims during 2003 at the Sunny Slope Mine, increasing the unpatented mining claims to 240 acres.

The Company has staked additional claims during 2003 at the Kibby Flats Mine, increasing the unpatented mining claims to 320 acres.

The Company has staked additional claims during 2003 at the Gold Star Mine, increasing the unpatented mining claims to 260 acres.

The Company has staked additional claims during 2003 at the Koegel Hills Mine, increasing the unpatented mining claims to 1,480 acres.

The Lincoln Hill Mine was leased in December 2002 from an officer of the Company and his partner. This claim represents unpatented claims covering 700 acres in the Rochester Mining District near Lovelock, Nevada.

In January 2004, the Company entered discussions regarding the acquisition of Nevada Colca Gold, a private corporation with mineral property interests in the western United States and Mexico.


NOTE 4  -INVENTORIES
Inventories consist of the following:

                   JUNE 30,    DECEMBER 31,
                     2004          2003
                  ----------  ---------------
Bullion           $        -  $       364,334
Metal-in-process   2,291,529        1,634,966
Supplies             157,332          222,327
                  ----------  ---------------
Inventories       $2,448,861  $     2,221,627
                  ==========  ===============

Inventories include $364,334 in bullion at December 31, 2003 which, along with $15,764 acquired in the first quarter of 2004, were all related to the original purchase transaction with Newmont Mining Corporation for the Mesquite Mine. This purchased inventory was disposed of in the first quarter for the total amount of $407,231, which resulted in a gain of $27,132. These 1,003 gold ounces of bullion were not produced in the normal course of business and were not included in cost of sales.

Metal-in-process inventory contained approximately 7,159 and 5,367 ounces of gold as of June 30, 2004, and December 31, 2003, respectively. This did not include the 1,003 ounces of gold in bullion inventory at December 31, 2003.


NOTE 5 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at June 30, 2004:

                                JUNE 30,     DECEMBER 31,
                                  2004           2003
                               -----------  --------------
Buildings                      $3,550,000   $   3,550,000
Equipment                       3,393,239       2,981,376
                               -----------  --------------
                                6,943,239       6,531,376
Less accumulated depreciation    (644,133)       (380,867)
                               -----------  --------------
Net Property and Equipment     $6,299,106   $   6,150,509
                               ===========  ==============

Depreciation expense for the six months ended June 30, 2004 and the year ended December 31, 2003 was $208,379 and $380,867, respectively. There was no depreciation expense taken for the year ended December 31, 2002 as the Company had no depreciable property. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

In addition, the Company had construction in progress of $222,453 and $13,303 at June 30, 2004, and December 31, 2003, respectively. No construction took place in 2002.


NOTE 6 - RECLAMATION AND REMEDIATION INVESTMENTS AND BONDS

The Company paid $7,388,910 for a reclamation cost policy with American International Specialty Loans Insurance Company in conjunction with the acquisition of the Mesquite Mine. The policy covers liability for reclamation up to $14,000,000 and establishes a reimbursement account with an initial balance of $5,998,994 and prepays the excess coverage with an additional premium of $1,389,916, which is to be amortized over an eleven-year period.

The reimbursement account has a balance of $6,059,254 and $5,998,994 as of June 30, 2004 and December 31, 2003, respectively. Management's estimate of all reclamation obligations arising from the mine purchase and subsequent operations are exceeded by the account balance.

The following bonds are covered by this insurance arrangement:

             INCEPTION   CONTRACT
BOND NUMBER    DATE       AMOUNT                  OBLIGEE(S)
---------------------------------------------------------------------------
ESD 7315360  11/7/2003  $1,179,465  Imperial County, CA
                                    California Department of Conservation
                                    U.S. Bureau of Land Management
---------------------------------------------------------------------------
ESD 7315361  11/7/2003  $1,190,614  Imperial County, CA
                                    California Department of Conservation
                                    U.S. Bureau of Land Management
---------------------------------------------------------------------------
ESD 7315362  11/7/2003  $   61,783  Imperial County, CA
                                    California Department of Conservation
                                    U.S. Bureau of Land Management
---------------------------------------------------------------------------
ESD 7315363  11/7/2003  $  550,000  California Water Quality Control Board
---------------------------------------------------------------------------
ESD 7315358  11/7/2003  $3,984,199  U.S. Bureau of Land Management
---------------------------------------------------------------------------
ESD 7315359  11/7/2003  $   50,000  CA State Lands Commission
---------------------------------------------------------------------------


NOTE 7 - INVESTMENTS

The Company's investments are summarized as follows:

Fair value of common stock holdings:  JUNE 30,   DECEMBER 31,
                                        2004         2003
------------------------------------  ---------  -------------
  Cadence Resources Corporation       $  43,000  $      98,510
  Lucky Joe Mining Company                    -              -
  Trend Mining Company                        -              -
                                      ---------  -------------
Total fair value                         43,000         98,510
Cost                                     30,000         34,885
                                      ---------  -------------
Gross unrealized holding gains        $  13,000  $      63,625
                                      =========  =============


In October, 2003, the Company sold all its interest in 250,000 common shares of Trend Mining Company for $220,147, recognizing a loss on disposition of $29,853. As a part of this sale, two former officers/directors purchased a total of 200,589 shares for $17,050 under similar terms to the other purchasers in the transaction.

The Company classifies its investments as available-for-sale securities. Cadence Resources Corporation is a related party since one of Cadence's officers is a director of the Company. Prior to March 1, 2004, Lucky Joe Mining

Company and Trend Mining Company were related parties in that the Company and the investees had one or more officers and directors in common.


NOTE 8 - LOANS RECEIVABLE

In October 2003, the Company loaned $40,000 to Trend Mining Company. The loan is uncollateralized, non-interest bearing and due on demand.

In January 2003, the Company paid expenses on behalf of Cadence Resources Corporation in the amount of $15,115. In June 2003, these non-interest bearing cash advances were repaid in full.

In September 2000, Calumet Mining Company loaned Elite Logistics $36,000 at 8% per annum, uncollateralized, payable upon demand. In February 2001, principal and accrued interest was partially repaid in the form of securities, leaving a balance of $10,000. An allowance for bad debt has been established for the full amount of the loan including accrued interest.


NOTE 9 - LONG-TERM PREPAID EXPENSES

The Company has entered into insurance contracts to insure the environmental and pollution risk up to $14 million at its Mesquite Mine project. Additionally, the policy covers reclamation risk, above the amount covered by the investment - remediation and reclamation account, up to $14 million associated with the Mesquite Mine project. The policies cover risk for up to 11 years. Their costs are being amortized against earnings monthly and are summarized below.

                             JUNE 30,     DECEMBER 31,
                               2004           2003
                            -----------  --------------
Original Policy Premiums    $1,642,621   $   1,661,159
Amortization                  (102,295)        (25,169)
                            -----------  --------------
Unamortized Premium Cost     1,540,326       1,635,990
Current Portion               (153,069)       (153,069)
                            -----------  --------------
Long-Term Prepaid Expenses  $1,387,257   $   1,482,921
                            ===========  ==============


NOTE 10 - LOAN PAYABLE

As part of the acquisition of the Mesquite Mine, the Company entered into a credit facility agreement on November 5, 2003 with R.M.B. International, (Dublin) Limited, a Republic of Ireland corporation. This two-year credit facility agreement resulted in the Company receiving $6,000,000 for a mortgage, security, assignment, and financing agreement. Substantially all of the assets acquired in the Mesquite Mine are pledged and mortgaged under these agreements, as well as most of the Company's other property. Interest is accrued on this credit facility at LIBOR plus 6% per annum, on a monthly basis. In January and April 2004, the Company made the first two quarterly payments of $750,000 plus interest. The Company is obligated to pay an additional $1,500,000 of loan principal in 2004 and the balance of $3,000,000 in 2005.

As part of the credit facility agreement, the Company entered into a gold hedging program under which it sold forward 26,399 ounces of gold at $382.95 per ounce, or approximately 50% of expected production of gold from the heaps. These ounces are scheduled to be delivered on January 30, 2004 and every three months thereafter until October 31, 2005. On each of the settlement dates, the Company settles in cash for the difference between the sales price and the hedged price times the number of scheduled ounces to be sold for that three month period. Unlike a conventional hedge, the Company was not required to put up collateral, and the Company is not subject to any margin requirements. Since the Company sold gold for more than the hedged price in the periods ended January 30 and April 30, 2004, it made payments under the hedge totaling $88,621 and reduced revenue by corresponding amounts. Further, the Company expected the payments due under the hedge, net of the sales revenues in excess of the forward price, covering the periods ended after June 30, 2004 to be nominal.

The Company has a long-term strategy of selling its gold production at prevailing market prices. Under its risk management policy, the Company periodically reviews its exposure under this hedge and adjusts its risk profile accordingly. Furthermore, to manage a portion of its revenue risk and in order to provide additional comfort to the lender under the credit facility the Company entered into this forward sale. The forward sale was entered into for the amount of gold projected at the time entered into to be needed to cover approximately 80% of the company's operating costs at Mesquite. The Company has concluded that this program is effective for its purpose and does not expect that it will be ineffective during the hedge period.

In addition to the pledge, credit facility, and facility agreements associated with the loan, the Company also entered into a deposit account control agreement wherein the Company agreed to maintain two bank accounts with an approved bank. These accounts will control the funds advanced for the project and the proceeds of gold and other metal sales. Funds from these accounts can be released only with the consent of the lender and the approved bank.

The Company's summary information for the valuation of derivatives, which includes management's estimate of the Company's discounted financing rate and the gold forward rate, as of June 30, 2004 and December 31, 2003 is as follows:

                                                   JUNE 30,   DECEMBER 31,
                                                     2004         2003
London Afternoon Gold Fix                         $  395.80   $      417.25

Undelivered ounces of gold sold forward              19,651          26,399
Loss (Gain) recognized as other
comprehensive Income                              $(611,808)  $     855,788
Value of provision for forward sales derivative-
Marked-to-market                                  $ 243,980   $     855,788


In September 2002, Dotson Exploration Company, a related party, loaned $10,000 to the Company. The debt was uncollaterized, non-interest bearing and due on demand. In June 2003, the loan was repaid in full.


NOTE 11 - PREFERRED STOCK

The Company has 25,000,000 shares of $0.01 par preferred stock authorized. No shares are issued or outstanding.


NOTE 12 - COMMON STOCK

As discussed in Note 3, the Company issued 3,454,468 shares of common stock for the purchase of the Mesquite Mine during the period between July, 2003 and January, 2004. The initial deposit for this transaction was the issuance in July 2003 of 111,859 shares of common stock.

During the first quarter of 2004, the Company issued 100,000 shares of common stock to satisfy its obligations under two property acquisition agreements.

In November and December, 2003, as part of a private placement raising $9.1 million after expenses, the Company issued 12,500,000 investments units. The investment units consisted of one share of common stock, one warrant to purchase another share of common stock at $1.00 per share, and an additional share of common stock held in escrow. The escrowed shares were to be distributed if the Company had not completed a listing on the Toronto Stock Exchange by the end of February, 2004. In an attempt to satisfy this requirement, the Company entered into a letter of intent with Tandem Resources, Ltd. for a potential merger transaction which would have accomplished this listing. In February of 2004, this letter of intent was terminated by the Company due to complex tax and regulatory issues. The escrow agent released the escrowed shares to the original purchasers in March 2004.

In the fourth quarter of 2003, the Company issued 30,000 shares of common stock at $0.66 per share for a total value of $19,800 for services rendered.

In the third quarter of 2003, certain shareholders exercised warrants at $0.45 per share for 350,000 shares of common stock.

In June 2003, the Company entered into a consulting agreement, with an outside consulting company controlled by a director, but prior to his appointment as a director, whereby the Company issued common stock and 50,000 options to for the purchase of common stock (with an exercise price of $1.70 per share) valued at $31,470. (See Notes 13 and 15.) At December 31, 2003, 12,000 shares had been issued and an additional 9,000 shares accrued under the agreement. The value of the 9,000 shares was accrued in accounts payable at December 31, 2003 and the shares were issued in March of 2004. In November 2003, and in conjunction with the private placement referred to above, the Company issued an additional 125,000 shares of common stock valued at $0.80 per share and 200,000 options to this consultant with an exercise price of $1.00 per share of common stock. (See
Note  13.)

In January 2003, the Company issued 209,166 units for services rendered. Each unit consists of one share of common stock and a warrant exercisable for the purchase of one share of common stock. The warrants have an exercise price of $0.45 per share, are fully vested and can be exercised for up to two years from the date of issuance. The common stock in this transaction was valued at $0.27 per share, and the warrants at $0.03 per warrant.

Also in January 2003, the Company issued 83,334 option units for services rendered. Each unit consists of one share of common stock and an option exercisable for the purchase of one share of common stock. The options have an exercise price of $0.45 per share, are fully vested and can be exercised for up to two years from the date of issuance. The common stock in this transaction was valued at $0.27 per share, and the options at $0.03 per option.

In January 2003, the Company cancelled 5,000 shares of common stock valued at par as part of a shareholder transaction. Also in 2003, the Company issued 9,834 shares of common stock for services rendered of $2,950.

In December 2002, the Company issued 1,771,669 units for $531,500 cash. Each unit consists of one share of common stock and a warrant exercisable for the purchase of one share of common stock. The warrants have an exercise price of $0.45 per share, are fully vested and can be exercised for up to two years from the date they were issued. The common stock in this transaction was valued at $0.27 per share, and the warrants at $0.03 per warrant.

In April 2002, the Company issued 16,667 shares to a related party for outstanding payables attributable to accounting, stock transfer and consulting services rendered of $18,518. On August 24, 2002, the Company completed a 1 for 3 reverse split. Prior issuances presented in these financial statements have been adjusted to reflect the split. On August 25, 2002, the Company acquired all of the outstanding shares of Calumet Mining Company on a 1 for 2 basis by issuing 3,500,000 shares (See Note 14). Also in August 2002, the Company issued 250,000 shares of the Company's common stock plus other consideration for a mineral property known as the Gold Point Mine. The Company's common stock issued as part of this transaction was valued at $112,500.

The Company made other cumulative stock corrections during 2002 in the amount of 8,607 shares.


NOTE 13 - STOCK OPTIONS AND WARRANTS

The Company estimates the fair value of options and warrants using the Black-Scholes Option Price Calculation. The Company used the following assumptions in estimating fair value: the risk-free interest rate of 3.5% to 5%, volatility ranging from 30% to 60%, and the expected life of the options and warrants from two to ten years. The Company also assumed that no dividends would be paid on common stock. Warrants may be exercised under the cash-less method requiring a corresponding reduction in the amount of common stock issued in relationship to its cash value at the time the warrants are exercised.

In the second quarter of 2004, the Company granted 250,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested at market value, or at between $0.50 and $2.00 per share if specified. These options generally vest over periods of up to 60 months.

In the first quarter of 2004, the Company granted 2,075,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested at market value, or at between $0.50 and $2.00 per share if specified. These options generally vest over periods of up to 60 months.

In December 2003, the Company issued 13,750,000 warrants exercisable for the purchase of one share of common stock each with an exercise price of $1.00 per share.

As part of the purchase of the Mesquite Mine in 2003, the Company issued 8,091,180 warrants for the purchase of one share of common stock each with an exercise price of $1.00 per share. (See Note 3.)

In June, 2003, the Company issued 50,000 options to purchase common stock for consulting services rendered. In November 2003, the Company issued an additional 200,000 options to purchase common stock to the same consultant. (See Note 12.)

In September, 2003, the Company issued 200,000 options to a director and 75,000 to another director for services rendered. The options have an exercise price of $0.50 per share, and are exercisable for three years. These options were valued at $55,000.

In September, 2003, the Company issued 75,000 options to a consultant for services rendered. The options have an exercise price of $1.50 per share, and are exercisable for three years. These options were valued at $10,500.

In January 2003, the Company issued 209,166 warrants and 83,334 options for services rendered. (See Note 12.)

No  options  were  issued  prior  to  January  1,  2003.

In December 2002, the Company issued 1,771,669 warrants as part of a sale of securities. (See Note 12.)

The following is a summary of stock options:


                                                             WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                   SHARES     EXERCISE PRICE       FAIR VALUE
                                                  ---------  -----------------  -----------------

January 1, 2003                                           -  $               -
Granted                                             358,334               0.49
Exercised                                                 -                  -
                                                  ---------  -----------------
Outstanding and exercisable at
December 31, 2003                                   358,334  $            0.49
                                                  =========  =================

Weighted average fair value of options
granted during the year ended
December 31, 2003                                                               $            0.17
                                                                                =================

Balance January 1, 2004                             358,334  $            0.49
Granted                                           2,325,000               0.88
Exercised                                                 -                  -
                                                  ---------  -----------------
Outstanding at June 30, 2004                      2,683,334  $            0.83
                                                  =========  =================
Exercisable at June 30, 2004                      1,483,334  $            0.80
                                                  =========  =================

Weighted average fair value of options
granted during the six months ended
June 30, 2004                                                                   $            0.30
                                                                                =================

The above stock options have been issued under an equity compensation plan approved by the directors but not by the shareholders.


NOTE 14 - SUBSIDIARIES

CALUMET MINING COMPANY
----------------------
On August 25, 2002, the Company acquired all of the outstanding shares of Calumet Mining Company. (See Note 12.) This was considered a merger of commonly controlled entities because Calumet was controlled and owned in part by one of the Company's directors. The acquisition was accounted for through the purchase method of accounting at the book value of the net assets. Calumet was mainly a dormant mining company with no significant transactions in 2002, other than the information reflected in Note 3 and the acquisition of the Gold Point Mine. The net assets acquired were as follows:

               Cash                               $ 1,453
               Investments                         31,000
               Bond - State of Idaho                5,000
               Note receivable                     10,000
               Accrued interest receivable          1,133
               Other assets                           157
               Liabilities                              -
                                                  -------
                 Total Net Assets Acquired        $48,743
                                                  =======

WESTERN MESQUITE MINES, INC.
----------------------------

In November 2003, the Company created a wholly owned subsidiary, Western Mesquite Mines, Inc. ("WMMI"), which entered into a $6 million credit facility agreement with two companies. Coincident with the establishment of the credit facility, the Company contributed to WMMI the assets at the Mesquite Mine referred to in Note 3.

The Company guaranteed the obligations of WMMI under the agreement and issued warrants to purchase 780,000 shares of common stock to the lenders. The warrants are exercisable for three years from the date of the agreement for a purchase price of $1.00 per share.


NOTE 15 - RELATED PARTY TRANSACTIONS

A director of the Company, appointed on January 23, 2004, has and has had a separate consulting relationship with the Company, through a company he controls, whereby his company is compensated for its consulting service at the rate of $4,000 per month plus expenses. All invoices are paid monthly and no amounts are recorded as payable to him or his company at June 30, 2004.

In April 2002, payables of approximately $22,500 were settled by the issuance of 16,667 shares of the Company and cash of $4,000. The amounts were for general and administrative expenses and were advanced to the Company by its former president.

Prior to January 1, 2004, officers of the Company were compensated for their services as independent consultants on a monthly basis. As of June 30, 2004 and December 31, 2003, nothing and $33,228, respectively, were accrued for these services.

In order to complete the transition of operations, when the Company closed the acquisition, the Company retained the services of Harrison Western Construction Corporation to manage the Mesquite Mine for an initial period of six months. Under the contract, Harrison Western Construction Corporation charged a management fee of costs plus 10%. Prior to July 8, 2004, the President of Harrison Western Construction Corporation was also a director of the Company.

Additionally, two shareholders, and former officers, of the Company purchased from the Company the outstanding shares of Trend Mining Company that Western Goldfields has been recognizing as an available-for-sale security. At June 30, 2004 and December 31, 2003, these persons owe the Company $11,575 and $17,050 respectively for the purchase which is reflected in accounts receivable in the financial statements.

Other related party transactions are discussed in Notes 4, 7, 8, 10, 12, 14, and 16.


NOTE 16 - COMMITMENTS AND CONTINGENCIES

MINING INDUSTRY
---------------

The Company is engaged in the exploration and development of mineral properties. At present, the Company is in the process of preparing but does not have feasibility studies establishing proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

CONSULTING AGREEMENTS
---------------------

During the period August 1, 2002 through December, 31, 2003, the Company's President was granted compensation between $6,000 and $10,000 per month, Secretary/Treasurer at $3,000 per month and Vice-President at $2,000 per month in accordance with consulting service contracts. Amounts owed at December 31, 2003 and 2002 under these agreements are reflected in the accompanying balance sheets under accrued expenses.

MINE OPERATING AGREEMENT
------------------------

In September 2003, a Company subsidiary entered into an agreement with Harrison Western Construction Corporation for the operation of the Mesquite Gold Mine. The agreement, which became effective with the acquisition of the Mesquite Mine, has six-month terms that are automatically renewed unless terminated by one of the parties. The contract was completed and terminated on May 8, 2004.

LEASE AGREEMENT
---------------

On April 1, 2004, the Company leased office space in Reno, Nevada to provide for corporate offices. This lease is for a term of two years, requiring monthly minimum lease payments of $4,444. The lease is renewable for two one-year renewal periods at a 5% increase in base rent to $4,666 per month. The Company's commitment as of June 30, 2004 is $26,664 for the last six months of 2004, $53,328 for 2005 and $13,332 for three months of 2006. In addition to the minimum lease payments, the Company will pay 14% of the taxes and property maintenance expenses. The Company paid one month's rent as a deposit of $4,444.

CONTRACT WITH THE COUNTY SANITATION DISTRICT OF LOS ANGELES
-----------------------------------------------------------

During its ownership of the Mesquite Mine, Hanson Natural Resources, a prior operator of the mine, entered into an agreement with the County Sanitation
District of Los Angeles County which then developed and permitted a plan to create a 100 year landfill at the Mesquite Mine that, when completed, is expected to be the largest residential waste disposal in the United States.

Waste is expected to be dumped on lined pads on the pediment to the southeast of the Mesquite pits, ultimately including the southern sections of the leach pads. The waste dumps can utilize much of the material mined at Mesquite as liner and seal. Each cell of the landfill is expected to be sealed as it is completed.

Under the agreement with the County Sanitation District of Los Angeles County, the Company has the right to explore, mine, extract, process, market and sell ore, and otherwise conduct mining and processing activities, anywhere on the property for an initial period through 2024 with automatic extensions until 2078. Much of the infrastructure at the property is likely to be retained by the landfill after mining operations are completed and the Company has met certain reclamation standards. Landfill operations are not expected to begin until 2008.

REGISTRATION RIGHTS AGREEMENT
-----------------------------

During the period from November 2003 through January 2004 in connection with its private placement, the Company agreed to certain requirements. These requirements included the filing of a Form SB-2 registration concerning the common stock of the private placement.

Under this agreement, if a default in the registration process occurs, the Company could owe substantial penalties to the investors. In accordance with the agreement for one or more reasons, if the registration is not declared effect by the Securities and Exchange Commission by June 30, 2004, the penalty could be enforced. The substantial penalty would be calculated as two percent of the average closing price of the common stock in its principal market times the investors' number of securities held per month. The Company anticipates that the registration will be completed in the summer of 2004.

As of July 31, 2004, the Company had not completed its registration process as required under the private placement at the end of 2003, referred to in Note 16. As such, the company has accrued a penalty cost of approximately $500,000 through August 12, 2004 when the SB-2 was declared effective.

ITEM 2. PLAN OF OPERATION

OVERVIEW

     We are an independent precious metals production and exploration company focused on the western United States.

     In November 2003, we obtained a $6 million credit facility in connection with our acquisition of the Mesquite Mine. In addition, in November - December 2003, we conducted a private placement of 12,500,000 units consisting of two shares of our common stock and warrants to purchase an additional share of our common stock which resulted in aggregate net proceeds to us of approximately $9.1 million. The warrants are exercisable for a period of two years from the date of issuance for a purchase price of $1.00 per share, subject to anti-dilution adjustments.

     In early 2003 we began exploring the possibility of acquiring the Mesquite Mine from Newmont Mining Corporation and a subsidiary of Newmont Mining Corporation. In July 2003, we issued 111,859 shares of our common stock to Newmont Mining Corporation for an exclusive option to purchase the Mesquite Mine. In November 2003, we completed the purchase of the Mesquite Mine from Newmont Mining Corporation for:

     - assumption of reclamation responsibility and provision of approximately $7.8 million in reclamation bonds to various governmental authorities;

     - additional shares of our common stock and warrants to purchase our common stock. As a result of the transaction, Newmont Mining Corporation owns 3,454,468 shares of our common stock and warrants to purchase an additional 8,091,180 shares of our common stock;

     - a perpetual net smelter return royalty ranging from 0.5% to 2.0% on any newly mined ore; and

     - a net operating cash flow royalty equal to 50% of the proceeds received, minus certain operating costs, capital expenses and other allowances and adjustments, from the sale of ore or products derived from ore that was placed on the heap leach pads as of the acquisition date.

The purchase included all infrastructure and permits necessary to operate the mine.

     Since we acquired the Mesquite Mine it has produced an average of 2,600 ounces of gold per month from material that previous owners had placed on the heap leach pads. During the period from November 7, 2003 to June 30, 2004, we produced approximately 20,838 ounces of gold, of which 7,159 ounces were held as inventory of metal in process prior to being refined at an outside refiner.

     During the first six months of 2004, we sold approximately 13,679 ounces of gold which either had been processed by Newmont Mining Corporation under the terms of the processing agreement or had been processed at our own gold refining circuit. The Mesquite operations produced 15,472 ounces of gold during the first six months of 2004 and ended with 7,159 ounces in inventory.

     We completed reconstruction of the gold refining circuit in April 2004 and terminated the processing agreement. Between April 1, 2004 and June 30, 2004, we have produced 6,717 ounces of gold and sold 6,507 ounces for our own account.

     We have negotiated a bonding plan through American Home Assurance Company for the operation and liability of the Mesquite Mine whereby the insurance company offers a series of environmental insurance programs designed to cap sponsor, vendor and partner liability for reclamation and closure costs, including cost overruns as a result of unexpected contamination, increased costs and legislative changes. The insurance company charged us an initial premium based on their estimate of the net present value of the completion of the reclamation, plus an annual fee. In exchange, the insurance company insures the reclamation and closure process and provides the surety bond. We will make claims against the insurance policy and funds will be released to pay for the reclamation and closure expenditures as they are incurred. Any revenues from the sale of material is to the account of the project sponsor and any profits from cost savings in the actual program versus the bonded amount are released to the sponsors when the project bonding is released.

     There are two phases of the Mesquite Mine project. The continuing operations comprise leaching of minerals inventoried on the pads prior to September 2001. We intend to implement a program that will seek to increase recovery from the pads. We estimate that in 2004 we will invest approximately $1.1 million for facilities enhancements and infrastructure improvements for the continuing operations, of which approximately $419,364 has been spent through June 2004.

     In the second phase at the Mesquite Mine, we also intend to undertake development of the existing heap leach pads and exploration of the other areas of the Mesquite Mine in 2004. There can be no assurance that we will find any minerals or reserves on ourproperties. We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     We intend to contact other companies to explore joint venture possibilities with respect to our properties. We intend to attempt to define mineralized material on the properties that could be developed into minable reserves and to bring reserves to production. We intend to identify and engage joint venture candidates with funds available to support the cost of defining and developing the properties to production. Currently, we have entered into nonbinding letters of intent for joint venture arrangements with respect to the Lincoln Hill Mine and the Sunny Slope Mine. However, we have not identified or contacted any other joint venture candidates. We cannot assure you that we will be able to enter into a joint venture arrangement for the exploration or development of our properties, including the Lincoln Hill Mine and the Sunny Slope Mine, on terms that are favorable to us, if at all.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED  JUNE  30, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2003

     During the three months ended June 30, 2004, we had net revenues of $2,127,481 from the sale of 6,507 ounces of gold produced from the Mesquite Mine. During the three month period ended June 30, 2003 we had generated no revenues.

     Mine operating costs were $1,773,648 in the three months ended June 30, 2004 compared with $0 for the three months ended June 30, 2003. Mine site administration was $568,027 in the three months ended June 30, 2004 compared with $0 in the three months ended June 30, 2003. Depreciation, depletion and amortization was $294,778 in the second quarter of 2004 compared with $0 in the second quarter of 2003. After adjusting for an increase in inventories of $137,479 in the second quarter of 2004 compared with $0 in the second quarter of 2003, total cost of goods sold was $2,506,788 in the three months ended June 30, 2004 compared with $0 in the three months ended June 30, 2003. We reported an operating loss of $379,307 for the three months ended June 30, 2004 compared with $0 in the three months ended June 30, 2003. These changes reflect the acquisition of our Mesquite Mine in November 2003.

     We incurred exploration expenses of $56,803 during the three months ended June 30, 2004 compared with $15,375 in the three months ended June 30, 2003. This increase reflects the costs of projects to expand the Mesquite operations and preliminary exploration activity relating to several properties we reviewed for possible acquisition. General and administrative expenses increased to $424,603 during the first quarter of 2004, compared with $126,622 in the first quarter of 2003, reflecting additional corporate costs associated with the acquisition of the Mesquite Mine in November 2003 and costs relating to financing transactions. We reported an operating loss of $860,713 during the three months ended June 30, 2004 compared with an operating loss of $141,997 in the three months ended June 30, 2003.

     Other expenses totaled $54,973 during the first three months of 2004 compared with $0 in the first three months of 2003. We reported a net loss of $915,686 for the three month period ended June 30, 2004 compared with a net loss of $141,997 for the three month period ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2003

     During the six months ended June 30, 2004, we earned our first revenues from operations since we emerged from dormancy in April 1999. We had net revenues of $4,756,979 during the six months ended June 30, 2004 from the sale of 13,679 ounces of gold produced from the Mesquite Mine.

     Mine operating costs were $3,675,746 in the six months ended June 30, 2004 compared with $0 for the six months ended June 30, 2003. Mine site administration was $949,902 in the six months ended June 30, 2004 compared with $0 in the six months ended June 30, 2003. Selling, transportation and refining was $65,341 and depreciation, depletion and amortization was $488,379 in the first six months of 2004 compared with $0 and $0 respectively in the first six months of 2003. After adjusting for an increase in inventories of $656,563 in the first six months of 2004 compared with $0 in the six three months of 2003, total cost of goods sold was $4,522,805 in the six months ended June 30, 2004 compared with $0 in the six months ended June 30, 2003. We reported a gross profit of $234,274 for the six months ended June 30, 2004 compared with $0 in the six months ended June 30, 2003. These changes reflect the acquisition of our Mesquite Mine in November 2003.

     We incurred exploration expenses of $189,564 during the six months ended June 30, 2004 compared with $28,747 in the six months ended June 30, 2003. This increase reflects the costs of projects to expand the Mesquite operations and preliminary exploration activity relating to several properties we reviewed for possible acquisition. General and administrative expenses increased to $1,087,006 during the first half of 2004, compared with $245,774 in the first half of 2003, reflecting additional corporate costs associated with the acquisition of the Mesquite Mine in November 2003 as well as expenses incurred relating to financing transactions. We reported an operating loss of $1,042,396 during the six months ended June 30, 2004 compared with an operating loss of $274,521 in the six months ended June 30, 2003.

     Other expenses totaled $91,410 during the first six months of 2004 compared with other income of $6,177 in the first six months of 2003. We reported a net loss of $1,133,806 for the six month period ended June 30, 2004 compared with a net loss of $268,344 for the six month period ended June 30, 2003.

     Cash received from operating activities increased to $3,962,208 during the six months ended June 30, 2004 compared with a cash outflow of $167,282 in the first six months of 2003. This change reflected operations at the Mesquite Mine and the release of $3,897,229 in restricted cash relating to proceeds of our November-December 2003 private placement. That release of funds to us was partially offset by an increase in inventories of $799,057 during the period.

     During the six months ended June 30, 2004, we used $621,013 to purchase plant and equipment primarily related to the gold recovery circuit, a new computerized accounting system and project expansion studies at the Mesquite Mine and office equipment and furniture at the corporate office, compared with $0 in the three months ended June 30, 2003. We also made the first two scheduled repayments totaling $1,500,000 under the terms of our credit facility.

     For the next four to six quarters, we expect to spend between approximately $500,000 and $750,000 per month to operate the heap leach pad operation, a total of approximately $453,000 for the investigation and initial enhancement of heap leach pad processes and approximately $597,000 to complete a feasibility study regarding the expansion of mining operations at the Mesquite Mine.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

     We did not earn any revenues from operations from the period when we emerged from dormancy in April 1999 through the year ended December 31, 2003.

     Our activities during the period we emerged from dormancy in April 1999 through the nine month period ended September 30, 2003 were focused on the acquisition of our interests in our mineral properties. We acquired interests in fourteen properties. Each property is made up of a number claims. As of the year ended December 31, 2003, we have conducted no exploration of our own on any of these claims with the exception of minor surface sampling, assaying and mapping of some of the surface veins and underground workings where accessible. From the period we emerged from dormancy in April 1999 through the year ending December 31, 2003, we have used our common stock to raise money for our property acquisitions and for corporate expenses.

     Following our acquisition of the Mesquite Mine in November 2003, gold production was held in inventory under the terms of a carbon processing agreement with Newmont Mining Corporation. Consequently we did not report any revenues. We did incur mine operating costs of $1,030,102 during the year ended December 31, 2003, compared with $0 in the twelve month period to December 31, 2002. We also incurred mine site administration costs of $166,923 and reported depreciation, depletion and amortization of $437,941 during the year ended December 31, 2003 compared with $0 and $0, respectively, during the year ended
December 31, 2002. These costs at the Mesquite Mine incurred during the year ended December 31, 2003 resulted in an increase in inventories of $1,634,966 during the year from $0 in the year ended December 31, 2002. These changes reflect the acquisition of the Mesquite Mine in November 2003.

     We incurred exploration expenses of $55,447 during the year ended December 31, 2003 compared with $184,563 in the year ended December 31, 2002, reflecting our focus during 2003 on completing the acquisition of the Mesquite Mine. When we acquired the Mesquite Mine, we initially assigned a value of $2,731,156 to the mineral properties for metal on the pads and had $5,000 in other claims. However, since there is no assurance that we will be able to recover that metal or the value of the other claims, we have recorded a non-cash exploration expense of $2,736,156 in the year ended December 31, 2003 compared with $0 in the prior year.

     General and administrative expense increased to $767,966 for the year ended December 31, 2003 from $103,494 for the year ended December 31, 2002. These operating expenses included expenditures associated with exploration activities, payments to consultants, legal and accounting fees, directors fees and general and administrative expenses. This increase reflects our transition from a dormant company to an active operating company. The largest increase in expenditures occurred in payment of consulting fees reflecting the increased activity in conducting due diligence and evaluation of the Mesquite Mine acquisition and in the increase in corporate costs associated with raising funds for the acquisition of the mine and other corporate purposes. Net cash provided by financing activities in the year ended December 31, 2003 was $14,364,716 compared to $541,500 for the year ended December 31, 2002.

     In the year ended December 31, 2003 other expenses increased to $186,127 from $81,994 in the year ended December 31, 2002. The increase primarily reflects financing and interest expenses related to the financing to support the acquisition of the Mesquite Mine. During the year ended December 31, 2003 we reported a net loss of $3,745,696 compared with a net loss of $370,051 in the year ended December 31, 2002.

     We began our operation of the Mesquite Mine in November 2003. As a result, our operating profile and the reasons for fluctuation in the expense amounts between the periods prior to and following November 2003 changed significantly. Prior to November 2003, we primarily concentrated our business on the acquisition of properties and raising funds to advance our business. After our acquisition of the Mesquite Mine, we intend to dedicate the majority of our expenditures to retrieve gold from heap leach pads or from new mining and processing at the Mesquite Mine.

LIQUIDITY AND CAPITAL RESOURCES; RECENT DEVELOPMENTS

     As of June 30, 2004, there is limited historical financial information regarding our company upon which to base an evaluation of our performance.

     Expansion of operations at the Mesquite Mine and plans for further growth of the company depend on our ability to obtain additional capital through the issuance of additional debt or equity and through the generation of revenue. Operating cash flows commenced in the first quarter of 2004, and therefore, we have no historical comparative performance data.

     At June 30, 2004, we had cash of $2,560,217. As of June 30, 2004, we had an accumulated deficit of $5,718,358 and generated net revenues of $4,756,979 during the six months ended June 30, 2004 compared to an accumulated deficit of approximately $1,107,200 with no revenues at June 30, 2003. Total current liabilities as of June 30, 2004 were $4,231,449 as compared to $67,039 at June 30, 2003.

     In November 2003, Western Mesquite Mines, Inc., our wholly-owned subsidiary, entered into a $6 million credit facility agreement with RMB International (Dublin) Limited and RMB Resources Limited. We guaranteed the obligations of Western Mesquite Mines, Inc. under the facility agreement and issued warrants to purchase 780,000 shares of our common stock to RMB Resources Limited. The warrants are exercisable for a period of three years from the date of the facility agreement for a purchase price of $1.00 per share, subject to adjustments.

     Western Mesquite Mines, Inc. commenced making principal and interest payments under this loan in January 2004. Western Mesquite Mines, Inc. made its first two principal payments under the facility agreement of $750,000 at the end of April and January 2004. Borrowings under the facility agreement bear interest at a base interest rate of LIBOR plus 6 percent. We believe that we will be able to service this obligation through cash flow and cash reserves. Borrowings under the facility agreement also bear interest at a variable interest rate of:

     - 20% of amounts based on cash flow calculations to and including the date which the agent under the facility agreement determines that the internal rate of return of Western Mesquite Mines, Inc. has equaled or exceeded 20 percent; and then

     - 10% of amounts based on cash flow calculations until economic exhaustion of gold production from the materials currently located on the heap leach facilities on the project areas described in the facility agreement.

     Western Mesquite Mines, Inc. may prepay all or part of the outstanding principal on any quarterly date after January 2004 and before the final repayment date in an amount of not less than $200,000. If Western Mesquite Mines, Inc. does not make a quarterly payment, it must pay an additional amount of not less than $750,000 on the next quarterly payment date as a reduction in principal. It is an event of default under the facility agreement if Western Mesquite Mines, Inc. fails to pay an amount of not less than $750,000 on two consecutive quarterly payment dates. In addition, Western Mesquite Mines, Inc. must pay 50% of its excess cash flow for each quarter as a prepayment of principal.

     Our credit facility also restricts us from making expenditures that have not been approved by the credit facility agent. Under the facility agreement, we have agreed with the credit facility agent on a corporate budget as well as a detailed operating budget for the Mesquite Mine. We provide the credit facility agent with monthly reports that reconcile the actual results with that budget. If we wish to make material expenditures not agreed to in the budget, we have to seek the credit facility agent's prior approval. In particular, the facility agreement provides that we may not dispose of, or create any encumbrance over, any assets other than in the normal course of business, or incur indebtedness in excess of $250,000.

     In January 2004, we closed a private placement we conducted in November - December 2003 of 12,500,000 units at a price of $0.80 per unit. Units consisted of one share of our common stock, a warrant to purchase one share of our common stock exercisable for two years at an exercise price of $1.00 per share and the right to receive one share of our common stock issued in escrow under certain circumstances. Each purchaser of a unit in the private placement was entitled to receive the additional escrow share per unit purchased if we did not close a transaction with another company before February 28, 2004 which resulted in the listing of the resulting company's securities on the Toronto Stock Exchange. We entered into a letter of intent with Tandem Resources, Ltd. for a potential merger transaction to satisfy this condition of the private placement, but we terminated the letter of intent in February 2004 due to potential tax and regulatory issues associated with the transaction. The escrow agent released the escrowed shares to the purchasers in March 2004.

     We also agreed to register under the Securities Act of 1933, as amended, the shares of common stock issued in the private placement, issued upon exercise of the warrant issued in the private placement and shares of any resulting entity in a merger transaction. In addition, we agreed under certain circumstances, upon the request of the holders, to include those shares of our common stock in a securities registration that we undertake on our behalf or on behalf of others. by June 30, 2004. In the agreements, we agreed to pay penalties to the investors based on 2% of the average closing sale price of our common stock for each 30 days following June 30, 2004 in which this registration statement is not effective. The Securities and Exchange Commission declared our SB-2 registration statement effective on August 12, 2004, and we have incurred penalties of approximately $500,000. We have offered to settle the penalties with shares of our common stock at $0.50 per share. We anticipate that the majority of our shareholders entitled to the penalty payment will accept stock in lieu of cash.

     Except for the Mesquite Mine, none of our properties has commenced commercial production, and we have no history of earnings or cash flow from our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations.

     Our operations of the Mesquite Mine operations began in November 2003. We accumulated a work-in-progress inventory 5,367 ounces of gold during operations in November and December 2003, produced an additional 15,472 ounces and sold 13,679 ounces during the first half of 2004, leaving a balance of 7,159 ounces of gold in inventory as June 30, 2004. We experienced decreasing daily production during November and early December. We immediately implemented changes to bring production up to approximately 3,000 ounces per month during the first three months of 2004, and production has since declined to approximately 2,100 ounces per month during the second quarter of 2004. We have implemented programs at the mine to reduce and control monthly expenditures with the objective of reducing the operating cash cost.

     We had no sales in 2003 as metal was being built up in circuits at the Mesquite Mine and at the processing facility. Sales of metal will be recorded at both the spot price and under the forward sales agreement in 2004, with the related costs charged from inventory to cost of goods sold.

     As part of our credit facility agreement, we entered into a cash flow hedging program under which we sold forward through RMB International (Dublin) Limited 26,399 ounces of gold at $382.95 per ounce, or approximately 50% of expected production of gold from the heaps. These ounces were scheduled for delivery beginning January 30, 2004 and every three months thereafter until October 30, 2005 as follows: 2,380, 4,368, 3,733, 3,324, 3,577, 3,523, 2,897 and
2,597 ounces. On each of the settlement dates, we settle in cash for the difference between the sales price and the hedged price times the number of scheduled ounces to be sold for that three month period. Unlike a conventional hedge, we were not required to put up collateral, and we are not subject to any margin requirements. Since we sold gold for more than the hedged price in the periods ended April 30 and January 30, 2004, we made a payment under the hedge of $24,242 as of April 30, 2004 and $64,379 as of January 30, 2004 and reduced revenue by corresponding amounts. As of June 30, 2004, we have paid approximately $88,621 to RMB International (Dublin) Limited under this agreement and have 19,651 ounces of gold outstanding subject to this hedge facility.

     We have a long-term strategy of selling our gold production at prevailing market prices. Under our risk management policy, we periodically review our exposure under this hedge and adjust our risk profile accordingly. Furthermore, to manage a portion of our revenue risk and provide additional comfort to the lender under our facility agreement, we entered into this forward sale. We believe this program to be effective for its purpose and do not expect that it will be ineffective during the hedge period.

     Our calculation of the derivative effects of the forward sales contract as of June 30, 2004 and December 31, 2003 is as follows.


                                                               JUNE 30, 2004   DECEMBER 31, 2003
Afternoon Fix on the London Metal Exchange                    $       395.80   $           417.25
Undelivered ounces of gold sold forward                               19,651               26,399
(Gain) Loss recognized as other comprehensive income          $     (611,808)  $          855,788
Value of provision for forward sales derivative - marked-to-
market                                                        $      243,980   $          855,788

     We are currently spending approximately $75,000 per month for our ongoing corporate functions. In addition, we plan to spend between $300,000 and $500,000 over the next 12 months to advance our current portfolio of properties or to acquire and advance other strategically important projects. We have not budgeted specific amounts for exploration or development for any of our properties.

     As of June 30, 2004, we believe that we have sufficient working capital to make the royalty payments required on our properties, to conduct preliminary exploration programs and to satisfy our cash requirements for the next twelve months. Our credit facility restricts us from making expenditures that have not been approved by the credit facility agent. We may need to obtain additional funds, either through equity offerings or debt, to fund our general and administrative expenses, make the advance royalty payments required on our properties and conduct exploration programs on our properties. Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties. We have no agreements or understandings with any person for additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet arrangements.

FORWARD LOOKING STATEMENTS

     This report contains several "forward-looking statements." Forward-looking statements are those that use words such as "believe," "expect," "anticipate," "intend," "plan," "may," "will," "likely," "should," "estimate," "continue," "future" or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ significantly from historical results or from those we anticipated. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission.


ITEM 3. CONTROLS AND PROCEDURES

     Our management, with the participation of our Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

     In April 2004, we issued warrants to purchase 150,000 shares of our common stock to Harrison Western Construction Company in connection with the management contract for the Mesquite Mine. The warrants are exercisable for $1.00 per share for a period of three years. Kenneth A. Brunk is the President and CEO of Harrison Western Construction Company. Mr. Brunk resigned from our board of directors in July 2004. The warrants were valued at $22,500.

     In May 2004, Gerald B. Ruth joined our board of directors. In connection with his joining our board of directors, we issued to Mr. Ruth the following options to purchase shares of our common stock, in each case exercisable for a five year period from the date of vesting:

     - 75,000 shares exercisable immediately at an exercise price of $0.50 per share;

     - 75,000 shares exercisable after six months from the date of grant at an exercise price of $0.75 per share;

     - 50,000 shares exercisable after 15 months from the date of grant at an exercise price of $1.00 per share; and

     - 50,000 shares exercisable after 20 months from the date of grant at an exercise price of $1.00 per share.

The options granted to Mr. Ruth were valued at $48,000.

     These transactions did not involve any underwriters, underwriting discount or commissions, or any public offering, and we believe that the transaction was exempt from the registration by virtue of Section 4(2) of the Securities Act of 1933, as amended. The investors represented their intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The investors had adequate access, through their relationships with us, to information about us.


ITEM 6.  EXHIBITS

         Number         Description
         --------       -----------

         31.1      Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-
                   Oxley Act of 2002

         31.2      Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-
                   Oxley Act of 2002.

         32.1      Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of
                   Sarbanes-Oxley Act of 2002

         32.2      Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906
                   of Sarbanes-Oxley Act of 2002

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  WESTERN  GOLDFIELDS,  INC.


Date:  August 31,  2004                           /s/ Thomas K. Mancuso
                                                  ------------------------------
                                                  Thomas  K.  Mancuso
                                                  President
                                                  Principal  Executive  Officer


Date:  August 31,  2004                           /s/ Mark C. Shonnard
                                                  ------------------------------
                                                  Mark  C.  Shonnard
                                                  Treasurer  and  Secretary
                                                  Principal  Accounting  Officer

                                  EXHIBIT INDEX

Number           Description
------           -----------

31.1 Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002