Form 10QSB
period 2004-09-30
WESTERN GOLDFIELDS INC
filed 2004-11-15
CIK 1208038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: SEPTEMBER 30, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of: November 10, 2004 was 38,712,309.

Transitional Small Business Disclosure Format (Check one): Yes  [ ] No  [X]

                            WESTERN GOLDFIELDS, INC.
                                   FORM 10-QSB
                                      INDEX


PART I.  FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . .   1

Item 1.  Financial Information. . . . . . . . . . . . . . . . . . . . . .   1
    Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . .   1
    Consolidated Statements of Operations and Comprehensive Income (Loss)   2
    Consolidated Statement of Stockholders' Equity. . . . . . . . . . . .   3
    Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . .   4
    Notes to Consolidated Financial Statements. . . . . . . . . . . . . .   5
Item 2.  Plan of Operations . . . . . . . . . . . . . . . . . . . . . . .  22
Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . .  28

PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .  29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. . .  29
Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                       WESTERN GOLDFIELDS, INC.
                                  (FORMERLY BISMARCK MINING COMPANY)
                                     CONSOLIDATED BALANCE SHEETS

                                                                       September 30,    December 31,
                                                                           2004             2003
                                                                        (Unaudited)
                                                                      ---------------  --------------
ASSETS
  CURRENT ASSETS
    Cash                                                              $    1,397,334   $     373,500
    Restricted cash held by investment company                                     -       3,897,229
    Accounts receivable                                                      597,485          17,050
    Loan receivable, net of allowance of $10,000                                   -          40,000
    Inventories                                                            2,121,334       2,221,627
    Prepaid expenses                                                         257,068         534,440
    Deposits                                                                   4,050         585,000
                                                                      ---------------  --------------
      TOTAL CURRENT ASSETS                                                 4,377,271       7,668,846

  Mineral Properties                                                               -               -

  Property, plant, and equipment, net of
    accumulated depreciation                                               6,058,680       6,150,509
  Construction in progress                                                   443,850          13,303
  Investments - remediation and reclamation                                6,089,254       5,998,994
  Investments - other                                                         25,200          98,510
  Long-term deposits                                                         307,279         300,000
  Long-term prepaid expenses                                               1,350,765       1,482,921
  Deferred loan fees and expenses, net of amortization                       325,030         829,041
                                                                      ---------------  --------------

TOTAL ASSETS                                                          $   18,977,329   $  22,542,124
                                                                      ===============  ==============

LIABILITIES & STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts payable                                                  $      585,975   $     677,585
    Accrued expenses                                                         783,323         257,699
    Accrued expenses - related party                                               -          22,500
    Accrued interest                                                          45,312          65,920
    Loan payable, current portion                                          3,000,000       3,000,000
                                                                      ---------------  --------------
      TOTAL CURRENT LIABILITIES                                            4,414,610       4,023,704
                                                                      ---------------  --------------

  LONG-TERM LIABILITIES
    Loan payable, net of current portion                                     750,000       3,000,000
    Reclamation and remediation liabilities                                5,998,994       5,998,994
                                                                      ---------------  --------------
      TOTAL LONG-TERM  LIABILITIES                                         6,748,994       8,998,994
                                                                      ---------------  --------------

  PROVISION FOR FORWARD SALES DERIVATIVE MARKED -
    TO-MARKET                                                                506,197         855,788
                                                                      ---------------  --------------

  COMMITMENTS AND CONTINGENCIES                                                    -               -
                                                                      ---------------  --------------

  STOCKHOLDERS' EQUITY
    Preferred stock, $0.01 par value, 25,000,000 shares authorized;
      no shares issued and outstanding                                             -               -
    Common stock, $0.01 par value, 100,000,000 shares authorized;
      38,704,475 and 38,149,078  shares issued
      and outstanding, respectively                                          387,045         381,491
    Additional paid-in capital                                             9,882,962      10,057,384
    Stock options and warrants                                             4,557,815       3,601,478
    Accumulated deficit                                                   (7,009,297)     (4,584,552)
    Accumulated other comprehensive income (loss)                           (510,997)       (792,163)
                                                                      ---------------  --------------
      TOTAL STOCKHOLDERS' EQUITY                                           7,307,528       8,663,638
                                                                      ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   18,977,329   $  22,542,124
                                                                      ===============  ==============

              The accompanying notes are an integral part of these financial statements

                                                     WESTERN GOLDFIELDS, INC.
                                                (FORMERLY BISMARCK MINING COMPANY)
                               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                     --------------------------------------  -------------------------------------
                                                           2004                2003                 2004               2003
                                                        (Unaudited)         (Unaudited)          (Unaudited)        (Unaudited)
                                                     -----------------  -------------------  ------------------  -----------------
REVENUES
  Gross revenue                                      $      2,766,463   $                -   $       8,109,877   $              -
  Royalties                                                  (251,181)                   -            (837,616)                 -
                                                     -----------------  -------------------  ------------------  -----------------
    Net revenue                                             2,515,282                    -           7,272,261                  -
                                                     -----------------  -------------------  ------------------  -----------------

COST OF GOODS SOLD
  Mine operating costs                                      1,727,253                    -           5,402,999                  -
  Mine site administration                                          -                    -           1,455,396                  -
  Selling, transportation, and refining                        11,646                    -              76,987                  -
  Depreciation, depletion & amortization                      554,070                    -           1,042,449                  -
  Inventory adjustment                                        302,106                    -            (354,457)                 -
                                                     -----------------  -------------------  ------------------  -----------------
    Total cost of goods sold                                2,595,075                    -           7,623,374                  -
                                                     -----------------  -------------------  ------------------  -----------------

GROSS PROFIT (LOSS)                                           (79,793)                   -            (351,113)                 -
                                                     -----------------  -------------------  ------------------  -----------------

EXPENSES
  General and administrative                                        -              332,228           1,712,443            578,002
  Exploration - other                                               -               25,668             230,011             54,415
                                                     -----------------  -------------------  ------------------  -----------------
    Total expenses                                                  -              357,896           1,942,454            632,417
                                                     -----------------  -------------------  ------------------  -----------------

OPERATING LOSS                                                (79,793)            (357,896)         (2,293,567)          (632,417)
                                                     -----------------  -------------------  ------------------  -----------------

OTHER INCOME (EXPENSE)
  Interest income                                              33,223                  401             112,120                401
  Interest expense                                            (72,991)                   -            (259,696)                 -
  Gain on sale of assets                                            -                    -              27,132              6,177
  Loss on sale of investments                                       -                    -             (10,734)                 -
                                                     -----------------  -------------------  ------------------  -----------------
    Total other income (expense)                              (39,768)                 401            (131,178)             6,578
                                                     -----------------  -------------------  ------------------  -----------------

LOSS BEFORE INCOME TAXES                                     (119,561)            (357,495)         (2,424,745)          (625,839)

INCOME TAXES                                                        -                    -                   -                  -
                                                     -----------------  -------------------  ------------------  -----------------

NET LOSS                                                     (119,561)            (357,495)         (2,424,745)          (625,839)
                                                     -----------------  -------------------  ------------------  -----------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Change in market value of securities                        (17,800)             259,200             (68,425)           258,415
  Change in provision for forward sales derivative           (262,217)                   -             349,591                  -
                                                     -----------------  -------------------  ------------------  -----------------

    Total other comprehensive income (loss)                  (280,017)             259,200             281,166            258,415
                                                     -----------------  -------------------  ------------------  -----------------

NET COMPREHENSIVE LOSS                               $       (399,578)  $          (98,295)  $      (2,143,579)  $       (367,424)
                                                     =================  ===================  ==================  =================


BASIC AND DILUTED NET LOSS PER SHARE                 $              -   $            (0.04)  $           (0.06)  $          (0.07)
                                                     =================  ===================  ==================  =================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                38,277,699            9,413,630          38,236,003          9,213,454
                                                     =================  ===================  ==================  =================

                              The accompanying notes are an integral part of these financial statements

                                             WESTERN GOLDFIELDS, INC.
                                        (FORMERLY BISMARCK MINING COMPANY)
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                  Common Stock
                                                             ----------------------   Additional    Stock Options
                                                               Number                  Paid-in           and
                                                              of Shares    Amount      Capital        Warrants
                                                             -----------  ---------  ------------  ---------------
Balance, January 1, 2002                                      3,333,333   $ 33,333   $   534,324   $            -

Common stock issued for:
  property at $0.45 per share                                   250,000      2,500       110,000                -
  payables at $0.37 per share                                    16,667        167        18,351                -

Common stock and warrants issued for
  cash at $0.30 per share                                     1,771,669     17,717       460,633           53,150

Adjustment and correction to outstanding shares                   8,607         86           (86)               -

Acquisition of Calumet Mining Company                         3,500,000     35,000        13,743                -

Net loss for the year ended December 31, 2002                         -          -             -                -

Other comprehensive income                                            -          -             -                -
                                                             -----------  ---------  ------------  ---------------

Balance, December 31, 2002                                    8,880,276     88,803     1,136,965           53,150

Common stock and warrants issued for
  services at $0.30 per share                                   209,166      2,092        52,000           11,687

Common stock and options issued for
  services at $0.30 per share                                    83,334        833        20,717            4,656

Common stock issued for services at $0.30 per share               9,834         98         2,852                -

Common stock issued for services at $0.80 per share              12,000        120         7,800                -

Stock options issued for services                                     -          -             -            1,500

Common stock issued for exercise of  warrants at $0.45
  per share, net of commission expense of $14,850               350,000      3,500       149,920          (10,500)

Common stock issued for services at $0.66 per share              30,000        300        19,500                -

Stock options issued for directors fees and other services            -          -             -           55,000

Common stock and warrants issued for purchase of
  the Mesquite Mine                                           3,454,468     34,545     1,755,346        1,344,485

Common stock and warrants issued in private placement
  less commissions and  expenses of $1,187,835               25,125,000    251,250     6,912,234        1,985,500

Warrants issued for debt financing agreement                          -          -             -          156,000

Miscellaneous adjustments of stock                               (5,000)       (50)           50                -

Net loss for the year ended December 31, 2003                         -          -             -                -

Other comprehensive (loss)                                            -          -             -                -

                                                             -----------  ---------  ------------  ---------------
Balance, December 31, 2003                                   38,149,078    381,491    10,057,384        3,601,478

Options issued for directors' services                                -          -             -          377,967

Options issued for officers' services                                 -          -             -          492,624

Warrants issued for services by related party                         -          -             -           22,500

Options issued for services by employees                              -          -             -           52,366

Options issued for services by consultants                            -          -             -           10,880

Common stock issued for services at $0.80 per share             109,000      1,090        86,110                -

Return of capital and adjustment in shares from prior
  private placement                                             446,398      4,464      (260,533)

Miscellaneous adjustments of stock                                   (1)         -             1                -

Net loss for the nine months ended September 30, 2004
  (unaudited)                                                         -          -             -                -

Other comprehensive income                                            -          -             -                -

                                                             -----------  ---------  ------------  ---------------
Balance, September 30, 2004 (unaudited)                      38,704,475   $387,045   $ 9,882,962   $    4,557,815
                                                             ===========  =========  ============  ===============


                                                                                  Other
                                                               Accumulated    Comprehensive
                                                                 Deficit      Income (Loss)      Total
                                                             ---------------  --------------  ------------
Balance, January 1, 2002                                     $     (468,805)  $     (96,474)  $     2,378

Common stock issued for:
  property at $0.45 per share                                             -               -       112,500
  payables at $0.37 per share                                             -               -        18,518

Common stock and warrants issued for
  cash at $0.30 per share                                                 -               -       531,500

Adjustment and correction to outstanding shares                           -               -             -

Acquisition of Calumet Mining Company                                     -               -        48,743

Net loss for the year ended December 31, 2002                      (370,051)              -      (370,051)

Other comprehensive income                                                -         275,474       275,474
                                                             ---------------  --------------  ------------

Balance, December 31, 2002                                         (838,856)        179,000       619,062

Common stock and warrants issued for
  services at $0.30 per share                                             -               -        65,779

Common stock and options issued for
  services at $0.30 per share                                             -               -        26,206

Common stock issued for services at $0.30 per share                       -               -         2,950

Common stock issued for services at $0.80 per share                       -               -         7,920

Stock options issued for services                                         -               -         1,500

Common stock issued for exercise of  warrants at $0.45
  per share, net of commission expense of $14,850                         -               -       142,920

Common stock issued for services at $0.66 per share                       -               -        19,800

Stock options issued for directors fees and other services                -               -        55,000

Common stock and warrants issued for purchase of
  the Mesquite Mine                                                       -               -     3,134,376

Common stock and warrants issued in private placement
  less commissions and  expenses of $1,187,835                            -               -     9,148,984

Warrants issued for debt financing agreement                              -               -       156,000

Miscellaneous adjustments of stock                                        -               -             -

Net loss for the year ended December 31, 2003                    (3,745,696)              -    (3,745,696)

Other comprehensive (loss)                                                -        (971,163)     (971,163)

                                                             ---------------  --------------  ------------
Balance, December 31, 2003                                       (4,584,552)       (792,163)    8,663,638

Options issued for directors' services                                    -               -       377,967

Options issued for officers' services                                     -               -       492,624

Warrants issued for services by related party                             -               -        22,500

Options issued for services by employees                                  -               -        52,366

Options issued for services by consultants                                -               -        10,880

Common stock issued for services at $0.80 per share                       -               -        87,200

Return of capital and adjustment in shares from prior
  private placement                                                                              (256,069)

Miscellaneous adjustments of stock                                        -               -             1

Net loss for the nine months ended September 30, 2004
  (unaudited)                                                    (2,424,745)              -    (2,424,745)

Other comprehensive income                                                -         281,166       281,166

                                                             ---------------  --------------  ------------
Balance, September 30, 2004 (unaudited)                      $   (7,009,297)  $    (510,997)  $ 7,307,528
                                                             ===============  ==============  ============

                The accompanying notes are an integral part of these financial statements

                                         WESTERN GOLDFIELDS, INC.
                                    (FORMERLY BISMARCK MINING COMPANY)
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Nine Months Ended September 30,
                                                                     -------------------------------------
                                                                           2004               2003
                                                                        (Unaudited)        (Unaudited)
                                                                     ----------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $    (2,424,745)  $         (625,839)
  Adjustments to reconcile net loss to net cash provided (used)
  by operating activities:
    Depreciation and depletion                                               515,844                    -
    Amortization of loan fees                                                526,605                    -
    (Gain) on sale of assets and investments                                 (29,854)              (6,177)
    Interest accrued on investments - reclamation and remediation            (90,260)                   -
    Common stock, options and warrants issued for services                   963,537              278,140
    Exploration fees funded by stock                                          80,000                    -
    Common stock adjustment                                                        1                    -
    Changes in assets and liabilities:
    Decrease (increase) in:
      Restricted cash                                                      3,897,229                    -
      Accounts receivable                                                   (580,435)                   -
      Inventories                                                           (264,041)                   -
      Prepaid expenses                                                       409,528                    -
      Deposits                                                               580,950                    -
      Long Term Deposits                                                      (7,279)                   -
      Accrued interest receivable                                                  -                 (400)
      Allowance for bad debt                                                       -                  400
    Increase (decrease) in:
      Accounts payable                                                      (347,679)              62,772
      Accrued expenses                                                       525,624                8,000
      Accrued expensed - related party                                       (22,500)                   -
      Accrued interest expense                                               (20,608)                   -
                                                                     ----------------  -------------------
Net cash provided (used) by operating activities                           3,711,917             (283,104)
                                                                     ----------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property & equipment, including Construction
    in Progress                                                             (854,562)                   -
  Principal payments received on loan receivable                              40,000                    -
  Purchase of investments                                                          -              (29,972)
  Proceeds from sale of investments                                            7,606               39,025
  Bond refund                                                                      -                5,000
  Purchase of asset                                                          (15,764)                   -
  Proceeds from sale of assets                                               407,231                    -
                                                                     ----------------  -------------------
Net cash provided (used) by investing activities                            (415,489)              14,053
                                                                     ----------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan proceeds                                                                    -               15,115
  Deferred debt offering costs                                               (22,594)                   -
  Principal payments on loan payable                                      (2,250,000)             (25,115)
  Common stock issued for cash                                                     -              135,900
                                                                     ----------------  -------------------
Net cash provided (used) by financing activities                          (2,272,594)             125,900
                                                                     ----------------  -------------------

Change in cash                                                             1,023,834             (143,151)

Cash, beginning of period                                                    373,500              209,101
                                                                     ----------------  -------------------

Cash, end of period                                                  $     1,397,334   $           65,950
                                                                     ================  ===================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest                                             $       280,303   $                -
                                                                     ================  ===================
  Cash paid for income taxes                                         $             -   $                -
                                                                     ================  ===================

NON-CASH FINANCING AND
INVESTING ACTIVITIES:
    Stock and warrants issued for services                           $         7,200   $           90,700
    Stock options issued for services                                $       956,337   $          187,440
    Stock options issued for deposit for acquisition                 $             -   $          167,789
    Exploration fees paid by issuance of common stock                $        80,000   $                -
    Stock issued for 2% penalty                                      $         4,464   $                -
    Accounts payable increased for 2% penalty on stock               $       256,069   $                -
    Interest reinvested, investments - reclamation and remediation   $        90,260   $                -

    The accompanying notes are an integral part of these financial statements

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

In November and December 2003, the Company obtained significant additional capital through a private placement of its stock. Management plans to use the majority of the proceeds from the financing for operations of the Mesquite Mine, as well as exploration and development on the Mesquite Mine and other properties.

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

INTERIM FINANCIAL STATEMENTS
----------------------------

The interim financial statements for the periods September 30, 2004 and 2003 included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, after elimination of the inter-company accounts and transactions. Wholly owned subsidiaries of the Company are listed in Note 14.

REVENUE  RECOGNITION
--------------------

Revenue is recognized when metal is delivered and title passes. The effect of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire. Third party smelting and refining costs are recorded as a reduction of revenue. By-product credits are off-set against operating expenses as generated.

ACCOUNTS  RECEIVABLE
--------------------

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

EXPLORATION  COSTS
------------------

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

CASH  AND  CASH  EQUIVALENTS
----------------------------

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

DERIVATIVE  INSTRUMENTS
-----------------------

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

Realized prices under the Company's forward sales contract are recognized in gold sales and by-product credits as the designated production is delivered to meet commitments. The Company values gold for all cash flow hedging purposes based upon the London Afternoon Gold Fix for each valuation date, modified by the gold forward rate expected by the Company subject to the Company's discounted financing costs. Management maintains estimates for each quarterly expected forward sales value to approximate the future value of forward sales contracts for the determination of provisions for gains or losses on derivatives.

The income effect of the change in derivative values will be accounted for in other comprehensive income based upon the Company's quarterly valuation of the associated financial gain or loss. Any changes arising from the determination of the derivative's effectiveness is accounted for as a charge to current operations.

In the event of early settlement or redesignation of hedging transactions, gains or losses are deferred and brought into income at the delivery dates originally designated. Where the anticipated transactions are no longer expected to occur, with the effect that the risk hedged no longer exists, unrealized gains or losses are recognized as income at the time such a determination is made.

Cash flows arising in respect of these contracts are recognized under cash flow from operating activities.

COMPREHENSIVE  INCOME  (LOSS)
-----------------------------

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

COMPENSATED  ABSENCES
---------------------

Employees of the Company are entitled to paid vacation depending on length of service. As of December 31, 2003, the Company had no liability and had not yet hired employees. As of September 30, 2004, a liability of $32,607 for accrued vacation has been recorded for all locations.

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (hereinafter "SFAS No. 145"), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers", established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial statements of the Company at September 30, 2004 or December 31, 2003.

CONCENTRATION  OF  CREDIT  RISK
-------------------------------

The Company maintains its cash in several commercial accounts at major financial institutions which includes funds included in cash and deposit accounts. Although the financial institutions are considered creditworthy and have not experienced any losses on their deposits, at September 30, 2004 and December 31, 2003, respectively, the Company's cash balance exceeded Federal Deposit Insurance Corporation (FDIC) limits by $1,197,334 and $176,270.

The Company processes and sells its metal through an international metals company. The Company reviews the credit worthiness of its metals outlets at least annually and as of September 30, 2004 was not aware of any factor which would impact its sales of metal and ultimate collection of receivables from such sales.

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

At September 30, 2004, the Company had net deferred tax assets (calculated at an expected rate of 39% for 2004 and part of 2003, and 34% for all prior periods) of approximately $1,255,000 principally arising from net operating loss carryforwards for income tax purposes. The net deferred taxes are calculated based upon both federal and state expected tax rates. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at September 30, 2004, and December 31, 2003. The significant components of the deferred tax asset at September 30, 2004, and December 31, 2003, were as follows:

                                              SEPTEMBER 30,    DECEMBER 31,
                                                  2004             2003
                                             ---------------  --------------
     Net operating loss carryforward         $   3,370 ,000   $   1,570,000
                                             ===============  ==============

     Deferred tax asset                      $    1,255,000   $     555,000
     Deferred tax asset valuation allowance      (1,255,000)       (555,000)
                                             ---------------  --------------
         Net tax assets                      $            -   $           -
                                             ===============  ==============

At September 30, 2004, the Company has net operating loss carryforwards of approximately $3,370,000, which expire in the years 2019 through 2024. The Company recognized approximately $935,000 and $180,000 of losses from issuance of restricted common stock and stock options for services during the nine months ended September 30, 2004 and fiscal year 2003, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. Also, the Company has recognized costs for financial statement purposes of approximately $2,700,000 for mineral property and ore on leach pad that are not deductible for tax purposes in 2003. The allocation of the costs to the leach pads did result in additional tax deduction for depletion from recoveries of gold estimated to be $310,000 as of September 30, 2004. The change in the allowance account from December 31, 2003 to September 30, 2004 was $700,000 and from December 31, 2002 to December 31, 2003 was $300,000. The Company has also issued substantial amounts of new common stock in 2002 and 2003, which may have resulted in control changes. A control change may limit the availability of the net operating losses from periods prior to the control change. The Company also has available limited net operating losses from prior acquisitions, which may be available for tax purposes.

INVESTMENT  IN  SECURITIES
--------------------------

Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, the Company's investments in securities is classified as either trading, held to maturity, or available-for-sale. During the nine months ended September 30, 2004 and the year ended December 31, 2003 the Company did not own any securities classified as either trading or held to maturity. However, at September 30, 2004 and December 31, 2003 the Company did own securities classified as available-for-sale.

Securities available-for-sale consists of debt and equity securities not classified as trading securities or as securities to be held to maturity.
Unrealized holding gains and losses, net of tax, on securities available-for-sale are reported as a net amount in a separate component of other comprehensive income.

Gains and losses on the sale of securities available-for-sale are determined using the specific identification method and are included in earnings.

PROPERTY,  PLANT  AND  EQUIPMENT
--------------------------------

Property, plant and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years, or units-of-production method over the estimated useful life of the property. (See Note 5.)

MINERAL  PROPERTIES
-------------------

Mineral properties are stated at cost. Depletion of mineral properties is calculated using the units-of-production method over the estimated recoverable ounces of gold on the property. (See Note 3.)

BASIC AND DILUTED NET LOSS PER SHARE
------------------------------------

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted net loss per share was the same, as the common stock equivalents outstanding would be considered anti-dilutive. As of September 30, 2004 and December, 31, 2003 respectively, the Company had outstanding options for 4,668,334 and 358,334 shares and outstanding warrants for 24,787,515 and 24,637,515 shares.

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, restricted cash, accounts and loans receivable, prepaids, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2004 and December 31, 2003.

ACCOUNTING  FOR STOCK OPTIONS AND WARRANTS GRANTED TO EMPLOYEES AND NONEMPLOYEES
--------------------------------------------------------------------------------

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (hereinafter "SFAS No. 123"), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

METAL  ON  LEACH  PAD  AND  IN  METAL-IN-PROCESS  INVENTORY
-----------------------------------------------------------

The Company took over the Mesquite Mine on November 7, 2003 with an estimated 50,800 ounces of recoverable gold contained in mineralized ores previously placed on impermeable, lined pads. During the periods ended September 30, 2004 and December 31, 2003 the Company produced 20,690 and 5,367 ounces of gold, respectively, from the pads into metal-in-process inventory, leaving on the pads an estimated 24,743 ounces of gold as of September 30, 2004 and 45,433 ounces of gold as of December 31, 2003. The Company carries no value in its financial statements for metal on the leach pads as the initial value assigned to mineral properties for metal on the leach pads, in accordance with SEC Industry Guide 7, has been included in exploration expense.

In the nine month period ended September 30, 2004, the Company had its first sales of gold from metal-in-process inventory generating sales of 20,687 ounces. There were no sales prior to January 1, 2004. Prior to November, 2003, the Company had no production activities.

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

RECLAMATION  AND  REMEDIATION  COSTS
------------------------------------

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

MESQUITE  MINE
--------------

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

                                                                      VALUE PER
                                                             AMOUNT     SHARE       VALUE
                                                           ---------  ----------  ----------
Reclamation Obligation Assumed                                     -           -  $5,998,994

Western Goldfields Common Stock                            3,454,468  $     0.52   1,789,891
Warrants - Western Goldfields stock, exercisable at $1.00
per share of common 450 days from issuance and for 5
years thereafter                                           2,494,810        0.18     449,066
Warrants - Western Goldfields stock, exercisable at $1.00
per share of common 815 days from issuance and for 5
years thereafter                                           5,596,370        0.16     895,419
                                                                                  ----------
    Total Consideration                                                            9,133,370
                                                                                  ==========

Allocation to Fixed Assets:
Property, plant and equipment, including buildings                                $6,471,000
Mineral properties                                                                 2,662,370
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

GOLD  POINT  MINE
-----------------

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

CALIFORNIA  PROPERTIES  -  OTHER
--------------------------------

In January 2003, the Company reached an agreement on the Cahuilla Gold Project near Indio, California. This agreement with the Torres Martinez Tribe, and two extensions signed in July 2004 and October 2004, gives the Company through January 2005 the exclusive negotiation rights and access to geologic sites for their evaluation in advance of entering into a formal exploration/mining agreement to nearly two square miles of property. In January 2004, the Company increased its land position at Cahuilla by acquiring 100% of La Cuesta International, Inc.'s interests in two separate mining leases that collectively cover approximately 70 acres adjacent to the Torres Martinez Tribal lands.

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

Under the agreement Coolcharm could invest up to $4,000,000 in exploration and development expenses and earn up to 60% interest in the property. In September 2004, Coolcharm paid a portion of its initial obligation and a joint venture is in the process of being formed.

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


NOTE 4 -INVENTORIES
Inventories consist of the following:

                                 SEPTEMBER 30,   DECEMBER 31,
                                      2004           2003
                                 --------------  -------------
     Bullion                     $            -  $     364,334
     Metal-in-process                 1,989,423      1,634,966
     Supplies                           131,911        222,327
                                 --------------  -------------
     Inventories                 $    2,121,334  $   2,221,627
                                 ==============  =============

Inventories include $364,334 in bullion at December 31, 2003 which, along with $15,765 acquired in the first quarter of 2004, was all related to the original purchase transaction with Newmont Mining Corporation for the Mesquite Mine. This purchased inventory was disposed of in the first quarter for the total amount of $407,231, which resulted in a gain of $27,132. These 1,003 gold ounces of bullion were not produced in the normal course of business and were not included in cost of sales.

Metal-in-process inventory contained approximately 5,303 and 5,367 ounces of gold as of September 30, 2004, and December 31, 2003, respectively. This did not include the 1,003 ounces of gold in bullion inventory at December 31, 2003.

                                     SEPTEMBER 30,   DECEMBER 31,
                                          2004           2003
                                     --------------  -------------
     Beginning Metal-in Process
     Inventory                       $    1,634,966  $           -

     Operating Costs for the Period       6,935,382      1,197,025
     Depreciation, Depletion &
     Amortization for the Period          1,042,449        437,941
     Less Cost of Metal Sales             7,623,374              -
                                     --------------  -------------
     Inventories                     $    1,989,423  $   1,634,966
                                     ==============  =============

NOTE  5  -  PROPERTY  AND  EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at September 30, 2004:

                                     SEPTEMBER 30,,    DECEMBER 31,
                                          2004             2003
                                    ----------------  --------------
     Buildings                      $     3,550,000   $   3,550,000
     Equipment                            3,405,391       2,981,376
                                    ----------------  --------------
                                          6,955,391       6,531,376
     Less accumulated depreciation         (896,711)       (380,867)
                                    ----------------  --------------
     Net Property and Equipment     $     6,058,680   $   6,150,509
                                    ================  ==============

Depreciation expense for the nine months ended September 30, 2004 and the year ended December 31, 2003 was $515,844 and $380,867, respectively. There was no depreciation expense taken for the year ended December 31, 2002 as the Company had no depreciable property. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

In addition, the Company had construction in progress of $443,850 and $13,303 at September 30, 2004, and December 31, 2003, respectively. No construction took place in 2002.


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

The reimbursement account has a balance of $6,089,254 and $5,998,994 as of September 30, 2004 and December 31, 2003, respectively. Management's estimate of all reclamation obligations arising from the mine purchase and subsequent operations are exceeded by the account balance.

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

NOTE 7 - INVESTMENTS

The Company's investments are summarized as follows:

Fair value of common stock holdings:     SEPTEMBER 30,   DECEMBER 31,
                                              2004           2003
---------------------------------------  --------------  -------------
    Cadence Resources Corporation        $       25,200  $      98,510
    Lucky Joe Mining Company                          -              -
    Trend Mining Company                              -              -
                                         --------------  -------------
Total fair value                                 25,200         98,510
Cost                                             30,000         34,885
                                         --------------  -------------
Gross unrealized holding gains/(losses)  $        4,800  $      63,625
                                         ==============  =============

In October 2003, the Company sold all its interest in 250,000 common shares of Trend Mining Company for $220,147, recognizing a loss on disposition of $29,853. As a part of this sale, two former officers/directors purchased a total of 200,589 shares for $17,050 under similar terms to the other purchasers in the transaction.

The Company classifies its investments as available-for-sale securities. Cadence Resources Corporation is a related party since one of Cadence's officers is a director of the Company. Prior to March 1, 2004, Lucky Joe Mining Company and Trend Mining Company were related parties in that each company had one or more officers and directors in common with the Company.


NOTE  8  -  LOANS  RECEIVABLE

In October 2003, the Company loaned $40,000 to Trend Mining Company. The loan is uncollateralized, non-interest bearing and due on demand. The loan was repaid in June 2004.

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

                                       SEPTEMBER 30,    DECEMBER 31,
                                           2004             2003
                                      ---------------  --------------
     Original Policy Premiums         $    1,642,621   $   1,661,159
     Amortization                           (140,207)        (25,169)
                                      ---------------  --------------
     Unamortized Premium Cost              1,502,414       1,635,990
     Current Portion                        (151,649)       (153,069)
                                      ---------------  --------------
     Long-Term Prepaid Expenses       $    1,350,765   $   1,482,921
                                      ===============  ==============

NOTE  10  -  LOAN  PAYABLE

As part of the acquisition of the Mesquite Mine, the Company entered into a credit facility agreement on November 5, 2003 with R.M.B. International, (Dublin) Limited, a Republic of Ireland corporation. This two-year credit facility agreement resulted in the Company receiving $6,000,000 for a mortgage, security, assignment, and financing agreement. Substantially all of the assets acquired in the Mesquite Mine are pledged and mortgaged under these agreements, as well as most of the Company's other property. Interest is accrued on this credit facility at LIBOR plus 6% per annum, on a monthly basis. In January, April, and July 2004, the Company made the first three quarterly payments of $750,000 plus interest. The Company is obligated to pay an additional $750,000 of loan principal in 2004 and the balance of $3,000,000 in 2005.

As part of the credit facility agreement, the Company entered into a gold hedging program under which it sold forward 26,399 ounces of gold at $382.95 per ounce, or approximately 50% of expected production of gold from the heaps. These ounces are scheduled to be delivered on January 30, 2004 and every three months thereafter until October 31, 2005. On each of the settlement dates, the Company settles in cash for the difference between the sales price and the hedged price times the number of scheduled ounces to be sold for that three month period. Unlike a conventional hedge, the Company was not required to put up collateral, and the Company is not subject to any margin requirements. Since the Company sold gold for more than the hedged price in the periods ended
January 30, April 30, and July 30, 2004, it made payments under the hedge totaling $120,165 and reduced revenue by corresponding amounts. Further, the Company expected the payments due under the hedge, net of the sales revenues in excess of the forward price, covering the periods ended after September 30, 2004 to be nominal.

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

In addition to the pledge, credit facility, and facility agreements associated with the loan, the Company also entered into a deposit account control agreement wherein the Company agreed to maintain two bank accounts with an approved bank. These accounts control the funds advanced for the project and the proceeds of gold and other metal sales. Funds from these accounts can be released only with the consent of the lender and the approved bank.

The Company's summary information for the valuation of derivatives, which includes management's estimate of the Company's discounted financing rate and the gold forward rate, as of September 30, 2004 and December 31, 2003 is as follows:

     --------------------------------------------------------------------------------
                                                        SEPTEMBER 30,   DECEMBER 31,
                                                            2004            2003
     --------------------------------------------------------------------------------
     London Afternoon Gold Fix                         $       415.65   $      417.25

     --------------------------------------------------------------------------------
     Undelivered ounces of gold sold forward                   15,918          26,399
     --------------------------------------------------------------------------------
     Loss (Gain) recognized as other                   $     (349,591)  $     855,788
     comprehensive Income
     --------------------------------------------------------------------------------
     Value of provision for forward sales derivative-  $      506,197   $     855,788
     Marked-to-market
     --------------------------------------------------------------------------------

In September 2002, Dotson Exploration Company, a related party, loaned $10,000 to the Company. The debt was uncollaterized, non-interest bearing and due on demand. In June 2003, the loan was repaid in full.


NOTE  11  -  PREFERRED  STOCK

The Company has 25,000,000 shares, $0.01 par value per share, of preferred stock authorized. No shares are issued or outstanding.


NOTE 12 - COMMON STOCK

As discussed in Note 3, the Company issued 3,454,468 shares of common stock for the purchase of the Mesquite Mine during the period between July 2003 and January 2004. The initial deposit for this transaction was the issuance in July 2003 of 111,859 shares of common stock.

During the first quarter of 2004, the Company issued 100,000 shares of common stock to satisfy its obligations under two property acquisition agreements.

In November and December 2003, as part of a private placement raising $9.1 million after expenses, the Company issued 12,500,000 investments units. The investment units consisted of one share of common stock, one warrant to purchase another share of common stock at $1.00 per share, and an additional share of common stock held in escrow. The escrowed shares were to be distributed if the Company had not completed a listing on the Toronto Stock Exchange by the end of February 2004. In an attempt to satisfy this requirement, the Company entered into a letter of intent with Tandem Resources, Ltd. for a potential merger transaction which would have accomplished this listing. In February of 2004, this letter of intent was terminated by the Company due to complex tax and regulatory issues. The escrow agent released the escrowed shares to the original purchasers in March 2004.

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


NOTE  13  -  STOCK  OPTIONS  AND  WARRANTS

The Company estimates the fair value of options and warrants using the Black-Scholes Option Price Calculation. The Company used the following assumptions in estimating fair value: the risk-free interest rate of 3.5% to 5%, volatility ranging from 30% to 60%, and the expected life of the options and warrants from two to ten years. The Company also assumed that no dividends would be paid on common stock. Some warrants may be exercised under the cash-less method requiring a corresponding reduction in the amount of common stock issued in relationship to its cash value at the time the warrants are exercised.

In the third quarter of 2004, the Company granted 1,985,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested between $.65 and $.80. These options generally vest over periods from 36 to 120 months.

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

In June 2003, the Company issued 50,000 options to purchase common stock for consulting services rendered. In November 2003, the Company issued an additional 200,000 options to purchase common stock to the same consultant. (See
Note  12.)

In September 2003, the Company issued 200,000 options to a director and 75,000 to another director for services rendered. The options have an exercise price of $0.50 per share, and are exercisable for three years. These options were valued at $55,000.

In  September  2003,  the  Company  issued  75,000  options  to a consultant for
services rendered.    The options have an exercise price of $1.50 per share, and are exercisable for three years. These options were valued at $10,500.

In January 2003, the Company issued 209,166 warrants and 83,334 options for services rendered. (See Note 12.)

No options were issued prior to January 1, 2003.

In December 2002, the Company issued 1,771,669 warrants as part of a sale of securities. (See Note 12.)

The following is a summary of stock options:

                                                   WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                         SHARES     EXERCISE PRICE       FAIR VALUE
                                        ---------  -----------------  -----------------
January 1, 2003                                 -  $               -
Granted                                   358,334               0.49
Exercised                                       -                  -
                                        ---------  -----------------
Outstanding and exercisable at
December 31, 2003                         358,334  $            0.49
                                        =========  =================

Weighted average fair value of options
granted during the year ended December
31, 2003                                                              $            0.17
                                                                      =================

Balance January 1, 2004                   358,334  $            0.49
Granted                                 4,310,000               0.83
Exercised                                       -                  -
                                        ---------  -----------------
Outstanding at September 30, 2004       4,668,334  $            0.80
                                        =========  =================
Exercisable at September 30, 2004       2,678,334  $            0.78
                                        =========  =================

Weighted average fair value of options
granted during the nine months ended
September 30, 2004                                                    $            0.30
                                                                      =================

The above stock options have been issued under an equity compensation plan approved by the directors but not by the shareholders.


NOTE  14  -  SUBSIDIARIES

CALUMET  MINING  COMPANY
------------------------

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
                                                        =======

WESTERN  MESQUITE  MINES,  INC.
-------------------------------

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


NOTE  15  -  RELATED  PARTY  TRANSACTIONS

A director of the Company, appointed on January 23, 2004, has and has had a separate consulting relationship with the Company, through a company he controls, whereby his company is compensated for its consulting service at the rate of $4,000 per month plus expenses. All invoices are paid monthly and no amounts are recorded as payable to him or his company at September 30, 2004.

In April 2002, payables of approximately $22,500 were settled by the issuance of 16,667 shares of the Company and cash of $4,000. The amounts were for general and administrative expenses and were advanced to the Company by its former president.

Prior to January 1, 2004, officers of the Company were compensated for their services as independent consultants on a monthly basis. As of September 30, 2004 and December 31, 2003, nothing and $33,228, respectively, were accrued for these services.

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

Additionally, two shareholders, and former officers, of the Company purchased the remaining outstanding shares of Trend Mining Company that Western Goldfields has been recognizing as an available-for-sale security. At September 30, 2004 and December 31, 2003, these persons owe the Company $11,575 and $17,050 respectively for the purchase which is reflected in accounts receivable in the financial statements.

Other related party transactions are discussed in Notes 4, 7, 8, 10, 12, 14, and 16.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

MINING INDUSTRY
---------------

The Company is engaged in the exploration and development of mineral properties. At present, the Company is in the process of preparing, but does not have, feasibility studies establishing proven and probable reserves.

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

MINE  OPERATING  AGREEMENT
--------------------------

In September 2003, a Company subsidiary entered into an agreement with Harrison Western Construction Corporation for the operation of the Mesquite Gold Mine. The agreement, which became effective with the acquisition of the Mesquite Mine, has six-month terms that are automatically renewed unless terminated by one of the parties. The contract was completed and terminated on May 8, 2004.

LEASE  AGREEMENT
----------------

On April 1, 2004, the Company leased office space in Reno, Nevada to provide for corporate offices. This lease is for a term of two years, requiring monthly minimum lease payments of $4,613. The lease is renewable for two one-year renewal periods at a 5% increase in base rent to $4,844 per month. The Company's commitment as of September 30, 2004 is $13,839 for the last three months of 2004, $55,356 for 2005 and $13,839 for three months of 2006. In addition to the minimum lease payments, the Company will pay 14% of the taxes and property maintenance expenses. The Company paid one month's rent as a deposit of $4,444.

CONTRACT  WITH  THE  COUNTY  SANITATION  DISTRICT  OF  LOS  ANGELES
-------------------------------------------------------------------

During its ownership of the Mesquite Mine, Hanson Natural Resources, a prior operator of the mine, entered into an agreement with the County Sanitation
District of Los Angeles County which then developed and permitted a plan to create a 100 year landfill at the Mesquite Mine that, when completed, is expected to be the largest residential waste disposal in the United States.

Waste is expected to be dumped on lined pads on the pediment commencing in an area to the southwest of the Mesquite pits, ultimately including the southern sections of the leach pads. The waste dumps can utilize much of the material mined at Mesquite as liner and seal. Each cell of the landfill is expected to be sealed as it is completed.

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

REGISTRATION  RIGHTS  AGREEMENT
-------------------------------

During the period from November 2003 through January 2004 in connection with its private placement, the Company agreed to register under the Securities Act of 1933, as amended, the shares of common stock issued in the private placement, issued upon exercise of the warrants issued in the private placement and shares of any resulting entity in a merger transaction. In addition, the Company agreed under certain circumstances, upon the request of the holders, to include those shares of its common stock in a securities registration that the Company undertakes on its behalf or on behalf of others by June 30, 2004. In the agreements, the Company agreed to pay certain amounts to the holders based on 2% of the average closing sale price of its common stock for each 30 days following June 30, 2004 in which the registration statement is not effective. The Securities and Exchange Commission declared the Company's SB-2 registration statement effective on August 12, 2004. The Company offered to satisfy the payment of these amounts with shares of its common stock. As of September 30, 2004, the Company issued 446,398 shares and recorded accounts payable for $256,069 to satisfy the agreed upon settlement amount of $479,267.

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

     In early 2003 we began exploring the possibility of acquiring the Mesquite Mine from Newmont Mining Corporation and a subsidiary of Newmont Mining Corporation. In July 2003, we issued 111,859 shares of our common stock to Newmont Mining Corporation for an exclusive option to purchase the Mesquite Mine. In November 2003, we completed the purchase of the Mesquite Mine from Newmont Mining Corporation for:

     - assumption of reclamation responsibility and provision of approximately $7.8 million in reclamation bonds to various governmental authorities; which have since been reduced to $7.0 million;
     - additional shares of our common stock and warrants to purchase our common stock. As a result of the transaction, Newmont Mining Corporation owns 3,454,468 shares of our common stock and warrants to purchase an additional 8,091,180 shares of our common stock;
     - a perpetual net smelter return royalty ranging from 0.5% to 2.0% on any newly mined ore; and
     - a net operating cash flow royalty equal to 50% of the proceeds received, minus certain operating costs, capital expenses and other allowances and adjustments, from the sale of ore or products derived from ore that was placed on the heap leach pads as of the acquisition date.

The purchase included all infrastructures and permits necessary to operate the mine.

     Poured gold production (poured gold into dore bars) from the Mesquite Mine has averaged approximately 2,200 ounces per month for the nine months of 2004. Poured gold averaged approximately 2,100 ounces per month in the first quarter, approximately 2,000 ounces per month in the second quarter, and approximately 2,500 ounces per month in the third quarter from material that previous owners had placed on the heap leach pads. Mine management is more closely managing its production schedules to match gold production and sales to its forward sales commitments, starting in the third quarter. During the period from November 7, 2003 to September 30, 2004, the poured production was approximately 22,575 ounces of gold, of which 1,888 ounces were held as inventory of metal at the outside refiner waiting to be sold under our forward sales contract.

     During the first nine months of 2004, we sold approximately 20,687 ounces of gold which either had been processed by Newmont Mining Corporation under the terms of the carbon processing agreement with Newmont Mining Corporation or had been processed at our own gold refining circuit. The Mesquite operations produced 19,982 ounces of gold in dore during the first nine months of 2004, began the year with 2,593 ounces in inventory and ended the period ended September 30, 2004 with 1,888 ounces in inventory. We completed reconstruction of the gold refining circuit in April 2004 and terminated the carbon processing agreement. Between April 1, 2004 and September 30, 2004, we have poured 13,624 ounces of gold.

     We have negotiated a bonding plan through American Home Assurance Company for the operation and liability of the Mesquite Mine whereby the insurance company offers a series of environmental insurance programs designed to cap sponsor, vendor and partner liability for reclamation and closure costs, including cost overruns as a result of unexpected contamination, increased costs and legislative changes. The insurance company charged us an initial premium based on their estimate of the net present value of the completion of the reclamation, plus an annual fee. In exchange, the insurance company insures the reclamation and closure process and provides the surety bond. We will make claims against the insurance policy and funds will be released to pay for the reclamation and closure expenditures as they are incurred. Any revenue from the sale of material is to the account of the project sponsor and any profits from cost savings in the actual program versus the bonded amount are released to the sponsors when the project bonding is released.

     There are two phases of the Mesquite Mine project. The continuing operations comprise leaching of minerals inventoried on the pads prior to September 2001. We intend to implement a program that will seek to increase recovery from the pads. We estimate that in 2004 we will invest approximately $1.1 million for facilities enhancements and infrastructure improvements for the continuing operations, of which approximately $803,477 has been spent through September 2004.

     In the second phase at the Mesquite Mine, we also intend to undertake development of the existing heap leach pads and exploration of the other areas of the Mesquite Mine in 2004. There can be no assurance that we will find any minerals or reserves on our properties. We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     We are evaluating the expansion of the Big Chief pit to the north where we have identified a potential mineralized zone of 19.7 million tons grading 0.022 ounces per ton within which our internal scoping study has identified a mineable area that we believe may contain 5.2 million tons grading 0.032 ounce of gold per ton, using a cutoff of 0.012 ounces of gold per ton. In addition to Big Chief North, we intend to complete a thorough review of all the permitted expansion areas that in total cover approximately 2,700,000 feet of drilling in more than 6,200 exploration holes and also cover 650,000 blast holes. In addition, work is in process on a third-party review of the potential to increase production from 154 million tons of ore stacked on the leach pads at the Mesquite Mine by prior owners.

     The Company is also engaged in the acquisition of advanced level precious metal properties throughout the western United States, primarily Nevada. We believe that this area may have some of the most important geological terrain conducive to hosting world-class economic gold deposits. The Company's goal is to obtain precious metal projects that are favorable for project development and mine production in a cost effective, efficient manner.

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

     The Company is preparing an application to have its shares listed on the Toronto Stock Exchange. The Company anticipates listing on the Toronto Stock Exchange in early 2005, subject to obtaining all required regulatory and stock exchange approvals.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

     During the three months ended September 30, 2004, we had net revenues of $2,515,282 from the sale of 7,008 ounces of gold produced from the Mesquite Mine. During the three month period ended September 30, 2003, the Company had not conducted any mining operations and had not generated any revenues.

     Mine operating costs were $1,727,253 in the three months ended September 30, 2004 compared with $0 for the three months ended September 30, 2003. Mine site administration was $505,494 in the three months ended September 30, 2004 compared with $0 in the three months ended September 30, 2003. Depreciation, depletion and amortization were $554,070 in the third quarter of 2004 compared with $0 in the third quarter of 2003. After adjusting for a decrease in inventories of $302,106 in the third quarter of 2004 compared with $0 in the third quarter of 2003, total cost of goods sold was $3,100,569 in the three months ended September 30, 2004 compared with $0 in the three months ended September 30, 2003. We reported a gross loss of $585,287 for the three months ended September 30, 2004 compared with $0 in the three months ended September 30, 2003. These changes reflect the acquisition of our Mesquite Mine in November 2003.

     We incurred exploration expenses of $40,447 during the three months ended September 30, 2004 compared with $25,668 in the three months ended September 30, 2003. This increase reflects the costs of projects to expand the Mesquite operations and preliminary exploration activity relating to several properties we reviewed for possible acquisition. General and administrative expenses increased to $625,437 during the third quarter of 2004, compared with $332,228 in the third quarter of 2003, reflecting additional corporate costs associated with the acquisition of the Mesquite Mine in November 2003 and costs relating to financing transactions. We reported an operating loss of $1,251,171 during the three months ended September 30, 2004 compared with an operating loss of $357,896 in the three months ended September 30, 2003.

     Other expense totaled $39,768 during the three months ended September 30, 2004 compared with other income of $401 in the three months ended September, 2003. We reported a net loss of $1,290,939 for the three month period ended September 30, 2004 compared with a net loss of $357,495 for the three month period ended September 30, 2003.


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

     During the nine months ended September 30, 2004, we earned our first revenues from operations since we emerged from dormancy in April 1999. We had net revenues of $7,272,261 during the nine months ended September 30, 2004 from the sale of 20,687 ounces of gold produced from the Mesquite Mine.

     Mine operating costs were $5,402,999 in the nine months ended September 30, 2004 compared with $0 for the nine months ended September 30, 2003. Mine site administration was $1,455,396 in the nine months ended September 30, 2004 compared with $0 in the nine months ended September 30, 2003. Selling, transportation and refining was $76,987 and depreciation, depletion and amortization was $1,042,449 in the first nine months of 2004 compared with $0 and $0 respectively in the first nine months of 2003. After adjusting for an increase in inventories of $354,457 in the first nine months of 2004 compared with $0 in the nine months of 2003, total cost of goods sold was $7,623,374 in the nine months ended September 30, 2004 compared with $0 in the nine months ended September 30, 2003. We reported a gross loss of $351,113 for the nine months ended September 30, 2004 compared with $0 in the nine months ended September 30, 2003. These changes reflect the acquisition of our Mesquite Mine in November 2003.

     We incurred exploration expenses of $230,011 during the nine months ended September 30, 2004 compared with $54,415 in the nine months ended September 30, 2003. This increase reflects the costs of projects to expand the Mesquite operations and preliminary exploration activity relating to several properties we reviewed for possible acquisition. General and administrative expenses for the nine months ended September 30, 2004 were $1,712,443, compared with $578,002 for the nine months ended September 30 2003, reflecting additional corporate costs associated with the acquisition of the Mesquite Mine in November 2003 as well as expenses incurred relating to financing transactions. We reported an operating loss of $2,293,567 for the nine months ended September 30, 2004 compared with an operating loss of $632,417 for the nine months ended September 30, 2003.

     Other expense totaled $131,178 for the nine months ended September 30, 2004 compared with other income of $6,578 for the nine months end September 30, 2003. We reported a net loss of $2,424,745 for the nine month period ended September 30, 2004 compared with a net loss of $625,839 for the nine month period ended September 30, 2003.

     Cash received from operating activities increased to $3,711,917 during the nine month period ended September 30, 2004 compared with a cash outflow of $283,104 during the nine month period ended September 30, 2003. This change was largely due to operations at the Mesquite Mine and the release of $3,897,229 in restricted cash relating to proceeds of our November-December 2003 private placement and by an increase in inventories of $264,041 during the period.

     During the nine months ended September 30, 2004, we used $854,562 to purchase plant and equipment primarily related to the gold recovery circuit, a new computerized accounting system and project expansion studies at the Mesquite Mine and office equipment and furniture at the corporate office, compared with $0 in the nine months ended September 30, 2003. We also made the first three scheduled repayments totaling $2,250,000 under the terms of our credit facility.

     For the next four to five quarters, we expect to spend between approximately $500,000 and $750,000 per month to operate the heap leach pad operation, a total of approximately $200,000 for the investigation and initial enhancement of heap leach pad processes and approximately $500,000 to complete a feasibility study regarding the expansion of mining operations at the Mesquite Mine.

LIQUIDITY AND CAPITAL RESOURCES; RECENT DEVELOPMENTS

     As of September 30, 2004 there is limited historical financial information upon which to base an evaluation on the company's performance. We began our operation of the Mesquite Mine in November 2003. As a result, our operating profile and the reasons for fluctuation in the expense amounts between the periods prior to and following November 2003 changed significantly. Prior to November 2003, we primarily concentrated our business on the acquisition of properties and raising funds to advance our business. After our acquisition of the Mesquite Mine, we intend to dedicate the majority of our expenditures to retrieve gold from heap leach pads or from new mining and processing at the Mesquite Mine.

     The expansion of operations at the Mesquite Mine and plans for further growth of the Company depend on our ability to obtain additional capital through the issuance of additional debt or equity and through the generation of revenue. Operating cash flows commenced in the first quarter of 2004, and therefore, we have no historical comparative performance data.

     As of September 30, 2004, the cash balance was $1,397,334. As of September 30, 2004, we had an accumulated deficit of $7,009,297 and generated net revenues of $7,272,261 during the nine months ended September 30, 2004 compared to an accumulated deficit of approximately $1,464,695 with no revenues at September 30, 2003. Total current liabilities as of September 30, 2004 were $4,414,610 as compared to $121,772 at September 30, 2003.

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

     Western Mesquite Mines, Inc. commenced making principal and interest payments under this loan in January 2004. Western Mesquite Mines, Inc. made its first three principal payments under the facility agreement of $750,000 at the end of January, April, and July 2004. Borrowings under the facility agreement bear interest at a base interest rate of LIBOR plus 6 percent. The facility agreement also provides for contingent additional interest if cash flows from the gold production from the materials currently located on the heap facilities in the project areas described in the facility agreement exceed certain defined levels. No additional interest has been paid under this facility to date.

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

     We also agreed to register under the Securities Act of 1933, as amended, the shares of common stock issued in the private placement, issued upon exercise of the warrants issued in the private placement and shares of any resulting entity in a merger transaction. In addition, we agreed under certain circumstances, upon the request of the holders, to include those shares of our common stock in a securities registration that we undertake on our behalf or on behalf of others by June 30, 2004. In the agreements, we agreed to pay certain amounts to the holders based on 2% of the average closing sale price of our common stock for each 30 days following June 30, 2004 in which the registration statement is not effective. The Securities and Exchange Commission declared our SB-2 registration statement effective on August 12, 2004, and these amounts totaled $479,267. We have offered to satisfy the payment of these amounts with shares of our common stock and have issued 446,398 shares of our common stock to these holders to satisfy $223,299 of this obligation.

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

     Our operations of the Mesquite Mine began in November 2003. We accumulated metal-in-procress inventory during 2003 and produced 2,593 ounces of poured gold during operations in December 2003, produced an additional 19,982 ounces and sold 20,687 ounces during the first three quarters of 2004, and kept in inventory 1,888 ounces at an outside refiner for deliveries of gold under our forward sales contract at the end of October 2004. Production has not been at the levels expected, from the releaching of the materials previously placed on the pads, in all of 2004. We have implemented programs at the mine to reduce and control monthly expenditures with the objective of reducing the operating cash cost.

     We had no sales in 2003 as metal was being built up in circuits at the Mesquite Mine and at the processing facility. Sales of metal will be recorded at both the spot price and under the forward sales agreement in 2004, with the related costs charged from inventory to cost of goods sold.

     As part of our credit facility agreement, we entered into a cash flow hedging program under which we sold forward through RMB International (Dublin) Limited 26,399 ounces of gold at $382.95 per ounce, or approximately 50% of expected production of gold from the heaps. These ounces were scheduled for delivery beginning January 30, 2004 and every three months thereafter until October 30, 2005 as follows: 2,380, 4,368, 3,733, 3,324, 3,577, 3,523, 2,897 and
2,597 ounces. On each of the settlement dates, we settle in cash for the difference between the sales price and the hedged price times the number of scheduled ounces to be sold for that three month period. Unlike a conventional hedge, we were not required to put up collateral, and we are not subject to any margin requirements. Since we sold gold for more than the hedged price in the periods ended January 31, April 30, and July 31, 2004, we made a payment under the hedge of $64,379 as of January 31, 2004; $24,242 as of April 30, 2004; and $31,544 as of July 31, 2004; and reduced revenue accordingly. As of September 30, 2004, we have paid approximately $120,165 to RMB International (Dublin) Limited under this agreement and have 15,918 ounces of gold outstanding subject to this hedge facility.

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

     Our calculation of the derivative effects of the forward sales contract as of September 30, 2004 and December 31, 2003 is as follows:

                                                                SEPTEMBER 30, 2004     DECEMBER 31, 2003
Afternoon Fix on the London Metal Exchange                    $              415.65   $           417.25
Undelivered ounces of gold sold forward                                      15,918               26,399
(Gain) Loss recognized as other comprehensive income                      ($349,591)  $          855,788
Value of provision for forward sales derivative - marked-to-  $             506,197   $          855,788
market

     We are currently spending approximately $75,000 per month for our ongoing corporate functions. In addition, we plan to spend between $300,000 and $500,000 over the next 12 months to advance our current portfolio of properties or to acquire and advance other strategically important projects. We have not budgeted specific amounts for exploration or development for any of our properties.

     As of September 30, 2004, we believe that we have sufficient working capital to make the royalty payments required on our properties, to conduct preliminary exploration programs and to satisfy our cash requirements for the next twelve months. Our credit facility restricts us from making expenditures that have not been approved by the credit facility agent. We may need to obtain additional funds, either through equity offerings or debt, to fund our general and administrative expenses, make the advance royalty payments required on our properties and conduct exploration programs on our properties. Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties. We have no agreements or understandings with any person for additional financing.

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

                           PART II - OTHER INFORMATION

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 5.   OTHER INFORMATION

     We entered into a letter agreement on October 18, 2004 with the Torres Martinez Desert Cahuilla Indian Tribe to extend the term of our Statement of Intent and Confidentiality Agreement through January 2005.

     During the quarter ended September 30, 2004, we issued options to purchase shares of our common stock in connection with ongoing services provided by the officers and directors of the Company as follows:

                      Number of  Exercise   Vesting
Officer/Director       Options     Price      Date     Value
--------------------  ---------  ---------  --------  --------
Thomas K. Mancuso       100,000  $    0.75  9/1/2004  $ 33,000
Thomas K. Mancuso        75,000  $    0.75  3/1/2005    24,750
Thomas K. Mancuso        75,000  $    0.75  9/1/2005    24,750
Thomas E. Callicrate    100,000  $    0.75  9/1/2004    33,000
Thomas E. Callicrate     75,000  $    0.75  3/1/2005    24,750
Thomas E. Callicrate     75,000  $    0.75  9/1/2005    24,750
Mark C. Shonnard        100,000  $    0.75  9/1/2004    33,000
Mark C. Shonnard         50,000  $    0.75  3/1/2005    16,500
Mark C. Shonnard         50,000  $    0.75  9/1/2005    16,500
Lawrence J. O'Connor    100,000  $    0.75  9/1/2004    33,000
Lawrence J. O'Connor     50,000  $    0.75  3/1/2005    16,500
Lawrence J. O'Connor     50,000  $    0.75  9/1/2005    16,500
James Mancuso           100,000  $    0.75  9/1/2004    33,000
James Mancuso            50,000  $    0.75  3/1/2005    16,500
James Mancuso            50,000  $    0.75  9/1/2005    16,500
Douglas J. Newby        100,000  $    0.75  9/1/2004    33,000
Douglas J. Newby         50,000  $    0.75  3/1/2005    16,500
Douglas J. Newby         50,000  $    0.75  9/1/2005    16,500
Gerald B. Ruth          100,000  $    0.75  9/1/2004    33,000
Gerald B. Ruth           50,000  $    0.75  3/1/2005    16,500
Gerald B. Ruth           50,000  $    0.75  9/1/2005    16,500
                      ---------                       --------

Total                 1,500,000                       $495,000
                      =========                       ========

     The options issued to the officers and directors are exercisable for ten-year periods from their respective vesting dates.

     During the quarter ended September 30, 2004, we issued options to purchase shares of our common stock to employees and consultants providing ongoing services as follows:

            Number of     Exercise      Vesting
             Options        Price        Date        Value
            ---------     ---------     -------     -------
               35,000     $    0.80      7/2004     $ 7,000
               30,000     $    0.80      7/2004       6,000
               10,000     $    0.80      7/2004       2,000
                5,000     $    0.80      9/2004       1,000
               70,000     $    0.80     10/2004      14,000
               70,000     $    0.80     11/2004      14,000
               15,000     $    0.80      1/2005       3,000
               75,000     $    0.80      4/2005      15,000
               75,000     $    0.80      5/2005      15,000
               40,000     $    0.65      7/2004       6,800
               60,000     $    0.65      1/2005      10,200
            ---------                               -------
     Total    485,000                               $94,000
            =========                               =======

     The options issued to the employees and consultants of the company are exercisable for three-year periods from their respective vesting dates.

ITEM 6.     EXHIBITS

Number             Description
------             -----------
  10.1  Letter Agreement, dated October 18, 2004, from Western Goldfields, Inc. and accepted and agreed to by the Torres Martinez Desert Cahuilla Indian Tribe

  31.1  Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of
        2002

  31.2  Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of
        2002.

  32.1  Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-
        Oxley Act of 2002

  32.2  Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-
        Oxley Act of 2002

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WESTERN GOLDFIELDS, INC.


Date:  November 15, 2004                /s/ Thomas K. Mancuso
                                        ----------------------------------------
                                        Thomas K. Mancuso
                                        President
                                        Principal Executive Officer


Date:  November 15, 2004                /s/ Mark C. Shonnard
                                        ----------------------------------------
                                        Mark C. Shonnard
                                        Treasurer and Secretary
                                        Principal Accounting Officer

                                                EXHIBIT INDEX

Number                          Description
------                          -----------
  10.1  Letter Agreement, dated October 18, 2004, from Western Goldfields, Inc. and accepted and agreed to by the Torres Martinez Desert Cahuilla Indian Tribe

  31.1  Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of
        2002

  31.2  Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of
        2002.

  32.1  Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-
        Oxley Act of 2002

  32.2  Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-
        Oxley Act of 2002