Form 10QSB/A
period 2004-09-30
WESTERN GOLDFIELDS INC
filed 2004-12-08
CIK 1208038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                 (Amendment No. 1)


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

                                EXPLANATORY NOTE

Due to technical errors, the following items were incorrectly reported in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the column for the three months ended September 30, 2004 filed on November 15, 2004:

-Mine  site  administration
-Total  cost  of  goods  sold
-Gross  Profit  (Loss)
-General  and  administrative
-Exploration  -  other
-Total  Expenses
-Operating  Loss
-Loss  Before  Income  Taxes
-Net  Loss
-Net  Comprehensive  Loss
-Basic  and  Diluted  Loss  per  Share

The Company is filing this Amendment No. 1 to Form 10-QSB filed on November 15, 2004 solely to reflect the corrected amounts. The error did not affect any of the other numbers reported.

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
                                                                      ===============  ==============

              The accompanying notes are an integral part of these financial statements

                                                     WESTERN GOLDFIELDS, INC.
                                                (FORMERLY BISMARCK MINING COMPANY)
                               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                     --------------------------------------  -------------------------------------
                                                           2004                2003                 2004               2003
                                                        (Unaudited)         (Unaudited)          (Unaudited)        (Unaudited)
                                                     -----------------  -------------------  ------------------  -----------------
REVENUES
  Gross revenue                                      $      2,766,463   $                -   $       8,109,877   $              -
  Royalties                                                  (251,181)                   -            (837,616)                 -
                                                     -----------------  -------------------  ------------------  -----------------
    Net revenue                                             2,515,282                    -           7,272,261                  -
                                                     -----------------  -------------------  ------------------  -----------------

COST OF GOODS SOLD
  Mine operating costs                                      1,727,253                    -           5,402,999                  -
  Mine site administration                                    505,496                    -           1,455,396                  -
  Selling, transportation, and refining                        11,646                    -              76,987                  -
  Depreciation, depletion & amortization                      554,070                    -           1,042,449                  -
  Inventory adjustment                                        302,106                    -            (354,457)                 -
                                                     -----------------  -------------------  ------------------  -----------------
    Total cost of goods sold                                3,100,571                    -           7,623,374                  -
                                                     -----------------  -------------------  ------------------  -----------------

GROSS PROFIT (LOSS)                                          (585,289)                   -            (351,113)                 -
                                                     -----------------  -------------------  ------------------  -----------------

EXPENSES
  General and administrative                                  625,435              332,228           1,712,443            578,002
  Exploration - other                                          40,448               25,668             230,011             54,415
                                                     -----------------  -------------------  ------------------  -----------------
    Total expenses                                            665,883              357,896           1,942,454            632,417
                                                     -----------------  -------------------  ------------------  -----------------

OPERATING LOSS                                             (1,251,172)            (357,896)         (2,293,567)          (632,417)
                                                     -----------------  -------------------  ------------------  -----------------

OTHER INCOME (EXPENSE)
  Interest income                                              33,223                  401             112,120                401
  Interest expense                                            (72,991)                   -            (259,696)                 -
  Gain on sale of assets                                            -                    -              27,132              6,177
  Loss on sale of investments                                       -                    -             (10,734)                 -
                                                     -----------------  -------------------  ------------------  -----------------
    Total other income (expense)                              (39,768)                 401            (131,178)             6,578
                                                     -----------------  -------------------  ------------------  -----------------

LOSS BEFORE INCOME TAXES                                   (1,290,940)            (357,495)         (2,424,745)          (625,839)

INCOME TAXES                                                        -                    -                   -                  -
                                                     -----------------  -------------------  ------------------  -----------------

NET LOSS                                                   (1,290,940)            (357,495)         (2,424,745)          (625,839)
                                                     -----------------  -------------------  ------------------  -----------------

OTHER COMPREHENSIVE INCOME (LOSS)
  Change in market value of securities                        (17,800)             259,200             (68,425)           258,415
  Change in provision for forward sales derivative           (262,217)                   -             349,591                  -
                                                     -----------------  -------------------  ------------------  -----------------

    Total other comprehensive income (loss)                  (280,017)             259,200             281,166            258,415
                                                     -----------------  -------------------  ------------------  -----------------

NET COMPREHENSIVE LOSS                               $     (1,570,957)  $          (98,295)  $      (2,143,579)  $       (367,424)
                                                     =================  ===================  ==================  =================


BASIC AND DILUTED NET LOSS PER SHARE                 $          (0.03)   $            (0.04)  $           (0.06)  $          (0.07)
                                                     =================  ===================  ==================  =================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                                38,277,699            9,413,630          38,236,003          9,213,454
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


                                        WESTERN GOLDFIELDS, INC.


Date:  December 7, 2004                 /s/ Thomas K. Mancuso
                                        ----------------------------------------
                                        Thomas K. Mancuso
                                        President
                                        Principal Executive Officer


Date:  December 7, 2004                 /s/ Mark C. Shonnard
                                        ----------------------------------------
                                        Mark C. Shonnard
                                        Treasurer and Secretary
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