Form 10KSB
period 2004-12-31
WESTERN GOLDFIELDS INC
filed 2005-04-15
CIK 1208038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10 - KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-50894
WESTERN GOLDFIELDS, INC.
(Exact Name of Registrant as specified in its charter)

Idaho	38-3661016
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

961 Matley Lane, Suite 120
Reno, Nevada	89502
(Address of principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (775) 337-9433

Securities Registered pursuant to Section 12 (g) of the Act:	Common Stock, Par Value $0.01
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $10,867,235

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Based upon the closing price at March 1, 2005 ($0.37) the aggregate market value was $ 4,746,580

State the number of shares outstanding of each of the issuer’s classes of common equity: as of March 1, 2005:
38,796,809 shares of Common Stock

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We were incorporated as Bismarck Mining in the State of Idaho in 1924. We focused on silver exploration in the Coeur d’Alene district of northern Idaho and held various exploration claims from time to time. Prior to 1971, Sunshine Mining Company obtained the rights to explore our properties from us, did not find commercial deposits, and, as a consequence, in 1971 we entered into a period of dormancy. We did not conduct any business operations until 1999. We emerged from dormancy in 1999 to begin exploration activities and acquired rights to three groups of claims in the western United States. As part of our program to acquire additional claims, in August 2002, we acquired Calumet Mining Company, a privately held exploration company which held exploration rights to five groups of claims.

In early 2003 we became aware of the possibility of acquiring the Mesquite Mine in Imperial County, California from Hospah Coal Company, a wholly-owned subsidiary of Newmont Mining Corporation. During the first half of 2003, we conducted due diligence on the mine and held extensive discussions with Newmont Mining Corporation and various potential sources of capital, which resulted in us and Newmont entering into a letter of intent in July 2003 for us to acquire the Mesquite Mine. In November 2003, we completed the acquisition of a 100% interest in the Mesquite Mine for:

•	assumption of reclamation and closure liabilities at the property, estimated at $6.0 million;

•
provision of approximately $7.8 million in reclamation bonds to various governmental authorities replacing equivalent bonds previously provided by Newmont Mining Corporation, which was subsequently reduced to $7.0 million;

•
additional shares of our common stock and warrants to purchase our common stock valued at approximately $3.1 million. As a result of the transaction, Newmont Mining Corporation owns 3,454,468 shares of our common stock, warrants to purchase an additional 8,091,180 shares of our common stock;

•	a perpetual net smelter return royalty ranging, according to location, from 0.5% to 2.0% on any newly mined ore; and

•
a net operating cash flow royalty equal to 50% of the proceeds received, minus certain operating costs, capital expenses and other allowances and adjustments, from the sale of ore or products derived from materials that were placed on the heap leach pads as of the acquisition date.

The Mesquite Mine is our most important asset providing us with current gold production from material that had been stacked on the heap leach pads by Newmont Mining Corporation and its predecessors, as well as representing our most advanced exploration project. We are conducting a feasibility study for the development of new mining operations at the Mesquite Mine that may include the expansion of existing open pit mines on the property.

Separately, we are conducting exploration on certain of our other properties. Based on the outcome of that activity, we expect to proceed to further exploration, form a joint venture to develop the claims or drop the claims. There can be no assurance that we will find any minerals or reserves on our properties.

Mesquite Mine

Background

In early 2003 we began investigating the possibility of acquiring the Mesquite Mine in Imperial County, California from a subsidiary of Newmont Mining Corporation. In July 2003, we issued 111,859 shares of our common stock, valued at approximately $60,000, to Newmont Mining Corporation for an exclusive option to purchase the Mesquite Mine. In November 2003, we completed the purchase of the Mesquite Mine from Newmont Mining Corporation for an additional 3,342,609 shares of our common stock, valued at approximately $1.7 million, and the other items set out above. The property consists of 213 unpatented and 53 patented mining lode claims, 127 patented and 97 unpatented mill site claims, 658 acres of California state leased land, and 315 acres of fee lands, covering a total of 5,200 acres. Prior to the purchase, Newmont Mining Corporation had ceased mining operations at the Mesquite Mine, and transitioned the Mesquite Mine to shutdown and reclamation.

We secured a bonding plan through American Home Assurance Company for the operations and closure liabilities of the Mesquite Mine whereby the insurance company provided a series of environmental insurance programs designed to cap sponsor, vendor and partner liability for reclamation and closure costs, including cost overruns as a result of unexpected contamination, increased costs and legislative changes. This plan initially provided $7.8 million in bonds to government agencies and was subsequently reduced to $7.0 million. The insurance company charged us initial premiums of $7.7 million based on their estimate of $6.0 million for the net present value of the completion of the reclamation and $1.7 million for an excess liability policy covering pollution and reclamation obligations of up to $14 million. In exchange, the insurance company insures the reclamation and closure process and provides the surety bond at an annual fee of approximately $29,500. We will make claims against the insurance policy and funds will be released to us to pay for the reclamation and closure expenditures as they are incurred. Any revenue from the sale of material is to our account and any gains from cost savings in the actual program versus the bonded amount will be released to us when the project bonding is released.

Since we acquired the Mesquite Mine, we have reviewed the current gold recovery program from the existing heap leach pads. We have conducted metallurgical tests and drilled some of the remaining material on the pads in order to improve the recovery and better understand the remaining potential on the pads. As of December 31, 2004, we spent approximately $118,000 on drilling and metallurgical testing programs, which consisted of approximately $81,000 for direct drilling costs and sample analyses and $37,000 for metallurgical consulting and reporting.

As a result of this work, we have modified the processing circuit and are seeking to increase production and reduce operating costs compared with our original budgets. We have spent approximately $306,000 on improving the process circuit. The improvements consists of $231,000 to refurbish and re-commission the carbon stripping and refinery circuit, repair and improve the carbon columns and gold recovery system, and redesign and repair the leaching and fluid handling system on the heap leach pads. In addition, we spent an additional $75,000 for associated metallurgical consulting and reporting.

The previous owners of the Mesquite Mine applied for and obtained the permits required to restart mining at the Mesquite Mine. The transfer of these permits to us was completed in April 2004. We are currently conducting a feasibility study that will consider the economic potential to renew mining operations for this material. We estimate that we will invest approximately $750,000 in completing the feasibility study. If the feasibility study is positive, we may seek additional funds to commence mine operations.

Location and Access

The Mesquite Mine is located south of the Chocolate Mountains in Imperial County, southern California in the Mojave Desert, approximately 35 miles east of Brawley and 45 miles northwest of Yuma, Arizona, located just north of the Mexican border at an elevation of between 600 and 1,000 feet above sea level. The property is in a desert region with average annual rainfall of approximately 3 inches and sparse desert vegetation.

The Mesquite Mine is supported by existing infrastructure, including state highway 78 that passes close to the mine, grid electric power and the Southern Pacific Rail Road. The total annual holding cost, which includes Bureau of Land Management and county maintenance fees, California state lease fees, lease to the Los Angeles Sanitation Company and other lease fees and property taxes, is approximately $180,000. There are various underlying royalties payable on some of the claims ranging from 2.0% to 6.3%, although the majority of the claims bear no royalty. These royalties are payable on production from material already on the leach pads as well as newly mined material. In addition, we will pay a royalty of 0.5% to 2.0%, depending on location, to Newmont Mining Corporation on newly mined material. The Newmont royalties are such that the highest total royalty payable will be 6.8%.

Past Operations

There has been intermittent mining in the area of the Mesquite Mine since the late 1800’s. In approximately 1876, crews building the Southern Pacific Railroad discovered gold at Mesquite. There was renewed activity in the 1930’s with small-scale mining of placer deposits continuing until the 1950’s when attempts at underground lode mining on the Mesquite property were initiated. Although one shaft serviced three different levels, no significant gold production was recorded. In 1980, Goldfields Mining Corporation, a wholly owned subsidiary of Consolidated Goldfields Limited, a U.K.-based mining company, began acquiring leases and started an exploratory drill program. In 1982, Goldfields announced it had discovered a bulk mineable gold deposit.

The Mesquite Mine was developed in 1985 with the construction of an open pit mine with heap leach gold recovery that commenced commercial operations in March 1986 and operated continuously until May 2001. In May 2001, Newmont Mining Corporation ceased mining new mineral at the Mesquite Mine. At that time, Newmont Mining Corporation had not obtained all of the necessary operating permits to expand the open pits. Those permits were obtained in February 2002. From May 2001 through August 2001, Newmont Mining Corporation continued to stack minerals that had previously been mined and stockpiled prior to May 2001. Since August 2001, gold production from material placed on the leach pads between March 1986 and August 2001 has continued without interruption. In February 2002, Newmont Mining Corporation prepared a reclamation and closure plan for the Mesquite Mine that was approved by the relevant governmental agencies. Under that plan, residual leach operations were scheduled to be completed in October 2003.

In 1986, the first full year of mining, a total of 8.7 million tons of material was mined at an average rate of approximately 30,000 tons per day. Production increased to a peak of 45 million tons in 1997, a rate of 132,000 tons per day. Mining ceased in May 2001 upon completion of the mine plan that had been permitted at that time. Permits for the mine expansion were received in early 2002.

During its fifteen year operating life, ownership of Mesquite changed four times. Gold Fields Mining Corporation developed the mine in the early 1980’s. In 1989, Hanson Natural Resources acquired Gold Fields Mining Corporation. Hanson Natural Resources exchanged its wholly owned gold operations for assets held by Santa Fe Gold in 1993. In 1997, Newmont Mining Corporation acquired Santa Fe Gold.

Mining took place in three major pits, Big Chief to the northwest of the property, Rainbow to the northeast, and Vista to the southeast. Mine infrastructure was based in the center of the property, feeding three distinct areas of leach pads located to the south on the pediment. Gold recovery and leach pad infrastructure is located to the northeast of the three pad areas, and to the south of the mine infrastructure.

Total gold production from mine inception in 1986 through December 31, 2004 was 2.999 million ounces of gold. Annual production totaled approximately 92,600 ounces in 2001, of which approximately 16,900 ounces were produced from the residual leach operations after the last material was stacked on the pads in August 2001. In 2002, the mine produced approximately 57,100 ounces of gold, in 2003, the mine produced approximately 52,800 ounces of gold, and in 2004, the mine produced approximately 27,398 ounces of gold. During 2003, we and Newmont Mining Corporation reported combined production of 52,800 ounces of gold at total cash costs of $186 per ounce. However, past results are not necessarily indicative of future production, and there is no assurance that production will occur on an economically feasible basis, if at all.

Current Operations

We entered into two transitional agreements with third parties to support our activities at the Mesquite Mine. First, we entered into an agreement with Harrison Western Construction Corporation for management and operation of the Mesquite Mine. In January 2004, we hired a Vice President of Operations who acts as general manager for the Mesquite Mine, and we completed the transition of the operations of the Mesquite Mine to our officers and employees in May 2004. In connection with this transaction, we hired employees of Harrison Western Construction Corporation to become employees of Western Mesquite Mines, Inc., our wholly owned subsidiary that directly owns the Mesquite Mine. We currently have twenty-five employees at the Mesquite Mine.

Separately, we entered into an agreement with Newmont Mining Corporation whereby Newmont Mining Corporation would continue to process carbon loaded with gold produced at the Mesquite Mine, for a period of up to six months from November 2003 in order to give us time to rebuild the carbon strip circuit and gold refinery that has been shut down by the previous operators. In April 2004, we completed the reconstruction of the gold circuit at a cost of $306,000, and we have begun shipping gold and silver to Johnson Matthey Inc. pursuant to our refining agreement.

Poured gold production (gold into doré bars) from the Mesquite Mine has averaged approximately 2,300 ounces per month during the year ended 2004. Poured gold averaged approximately 2,100 ounces per month in the first quarter, approximately 2,000 ounces per month in the second quarter, approximately 2,500 ounces per month in the third quarter and approximately 2,300 ounces per month in the fourth quarter from material that previous owners had placed on the heap leach pads. Since the third quarter of 2004, the mine is more closely managing its production schedules to match gold production and sales to our forward sales commitments. During the period from November 7, 2003 to December 31, 2004, the poured production was approximately 29,991 ounces of gold, of which 2,633 ounces were held as inventory of metal at the outside refiner waiting to be sold under our forward sales contract.

During 2004, we sold approximately 27,357 ounces of gold which either had been processed by Newmont Mining Corporation under the terms of the carbon processing agreement with Newmont or had been processed at our own gold refining circuit. The Mesquite operations produced 27,398 ounces of gold in doré during 2004, and began the year with 2,593 ounces in inventory and ended the year with 2,633 ounces in inventory.

Other Opportunities

The County Sanitation District of Los Angeles County has developed and permitted a plan to create a 100 year landfill at Mesquite that, when completed, will be the largest residential waste disposal in the United States. Waste will be dumped on lined pads on the pediment to the southeast of the Mesquite pits, ultimately including the southern sections of the leach pads. The waste dumps will utilize much of the material mined at Mesquite as liner and seal. Each cell of the landfill will be sealed as it is completed.

We believe that the landfill has numerous potential benefits for our Mesquite operations, including contract mining and processing of material such as clay, waste and leached ore. Much of the infrastructure at the property is likely to be retained by the landfill, and we anticipate ongoing monitoring will be taken over by the landfill once the Mesquite Mine has met certain reclamation standards.

Under the agreement with the County Sanitation District of Los Angeles County, we have the right explore for, mine, extract, process, market and sell ore, and otherwise conduct mining and processing activities, anywhere on the property for an initial period through 2024 with automatic extensions until 2078.

Geology and Mineralization

The Mesquite Mine is characterized by a sequence of rocks that has been crosscut by a number of sills and dikes and offset by numerous faults. There are three main structural components that we believe may have provided conduits for mineralization and offsets to mineralization found at the Mesquite Mine. The northwest trending structures appear to have the greatest control on gold distribution, while the northeast trending faults have offset mineralization in a stair step fashion. The system is bounded by structures parallel to the San Andreas Fault.

We believe that gold mineralization was deposited within 500 to 1,000 feet of the surface. Visible gold has been identified throughout the Mesquite area. Small flakes of free “flour” gold have been found within the fault zones. These zones are limited in extent, but we believe they can be extremely high grade.

Other Mining Exploration Claims

In addition to the Mesquite Mine, we own or lease the exploration rights to the groups of claims listed below, which make up our currently owned property. To date, we have spent approximately $15,000 for the limited amounts of sampling, assaying and geologic mapping conducted on these properties. We are presently in the exploration stage, and there is no assurance that commercially viable mineralized material, or a reserve, exists on these properties. We have no known reserves or resources on any of our properties and our proposed program is exploratory in nature. Except as set forth below, we do not currently intend to make material expenditures of time or money for the claims listed below. The following table sets forth the claims we have acquired.

Name	Claims		Type of Interest	Location
Koegel Hills Property	KH-1 KH-2 KH-3 through KH-36 KH-39 through KH-74	NMC#824427 NMC#824428 NMC#845107-845140 NMC#845141-845176	Unpatented Claims	Mineral Co., NV
Lincoln Hill Mine
King’s Ransom
King’s Ransom # 1
King Tut
King Tut #1
King Tut #2
King Tut #3
LHL-3 through LHL-5
LHL-7 through LHL-9
WMC-1 through WMC-6
ALH-10
ALH 11
ALH 31
ALH 33
ALH 35
ALH 37
ALH 39
ALH 41
ALH 47 through ALH 49
ALH 58
ALH 59
ALH 71
ALH 72
ALH 74
Abe Lincoln #2

NMC#520341
NMC#520342
NMC#520343
NMC#520344
NMC#520345
NMC#520346
NMC#804472-804474
NMC#804475-804477
NMC#828003-828008
NMC#824678
NMC#824679
NMC#824699
NMC#824701
NMC#824703
NMC#824705
NMC#824707
NMC#824709
NMC#824715-824717
NMC#824726
NMC#824727
NMC#827947
NMC#827948
NMC#827950
Patent No. 4601
APN#088-010-34
			Exploration and Mining Lease Agreement	Pershing Co., NV
The Pyramid Mine	Anchor Anchor#01 Pyramid Pyramid Fraction Happy Kate	NMC#97948 NMC#97949 NMC#97950 NMC#97951 NMC#97952	Unpatented Claims	Churchill Co., NV
The Corral Canyon Property	Corral Canyon#1 Corral Canyon #2	NMC#768248 NMC#768249	Unpatented Claims	Churchill Co., NV
The Snowshoe Group	SB1 IMC#’s to SB13	183870-183882	Unpatented Claims	Shoshone Co., ID
The National Group	Nat 19 Nat 20 Nat21	IMC#183867 IMC#183868 IMC#183869	Unpatented Claims	Shoshone Co., ID
The East Wallace State Mineral Lease	State of Idaho Mineral Lease # 9316 effective May 1, 2002		State Mineral Lease	Shoshone Co., ID
The Gold Point Mine	Atlantis Maryland Grey Eagle Quartz Grey Eagle North Extension Grey Eagle South Extension Wood Quartz Grey Eagle Extension #1 Grey Eagle North Extension #1	CAMC#31676 CAMC#31677 CAMC#31678 CAMC#31680 CAMC#31681 CAMC#31682 CAMC#80822 CAMC#80827	Unpatented Claims	Sierra Co., CA

Gold Star Project	GS-1 through GS-4 GS-5 through GS-13	NMC#833962-833965 NMC#865826-865834	Unpatented Claims	Mineral Co., NV
Four Mile Basin	FB-1 NMC#832668 FB-2 NMC#832669		Unpatented Claims	Nye Co., NV
Golden Mile Project	CMA-15 through CMA-20 CMA-25 CMA-27 through CMA-30 CMA-50 through CMA-57	NMC#849249-849254 NMC#849255 NMC#849256-849259 NMC#849260-849267	Unpatented Claims	Mineral Co., NV
Kibby Flats	KF-1 KF-2 through KF-12	NMC#848097 NMC#863099-863109	Unpatented Claims	Esmeralda Co., NV
The Sunny Slope Mine	SS-1 through SS-4 SS-5 through SS-16	NMC#822445-822448 NMC#854106-845095	Unpatented Claims	Mineral Co., NV
Cahuilla Gold Project	Parcel Parcel Parcel	001-210-32 001-210-42 001-210-06	Mining Leases	Imperial Co., CA
Holly Project	Holy 1-3, 5, 7, 8, 19-29 Holly 4 Holly 6 Holly 31 Holly 33 Holly 35 Holly 37 Holly 38	NMC#817380-817396 NMC#854528 NMC#854527 NMC#817398 NMC#817400 NMC#817402 NMC#817404 NMC#817405	Unpatented Claims	Pershing Co., NV
Superstition Mountain	SM-1 thru SM-6	CMC#280486-280491	Unpatented Claims	Imperial Co., CA

Acquisitions of producing properties are an essential part of our long-term growth strategy. We may not be able to identify suitable acquisitions in the future or to finance these acquisitions on favorable terms or at all. In addition, we compete against other companies for acquisitions, many of whom have substantially greater administrative and financial resources than we do. The successful acquisition of producing properties requires an assessment of recoverable reserves, exploration potential, future mineral prices, operating costs, potential environmental and other liabilities and other factors beyond our control. These assessments are necessarily inexact and their accuracy inherently uncertain. Such a review may not reveal all existing or potential problems, nor will it necessarily permit us to become sufficiently familiar with the properties to fully assess their merits and deficiencies. Significant acquisitions can change the nature of our operations and business depending upon the character of the acquired properties, which may be substantially different in operating and geological characteristics or geographic location than existing properties. Our acquisitions may not be integrated successfully into our operations and may not achieve desired profitability objectives.

Our Proposed Exploration Program

Mesquite is our most advanced exploration project. Previous owners of the property have found mineralized material at Mesquite, and we are currently conducting a feasibility study that may establish mineable reserves at the property. The feasibility study is designed to determine whether mineralized material that is in extensions to the existing open pits from prior mining activity can be economically exploited. We estimate that this work program will cost approximately $750,000, and we will need to raise funds to complete this work program.

We cannot predict the cost of exploration because the number of samples and trenches required is dependent on the results of our initial study on a property. We intend to conduct underground and trench sampling to be analyzed for economically potential minerals that are known to have occurred in the area. We use this data to determine the economic potential of a property and whether further exploration is warranted. We aim to spend approximately $200,000 for exploration in fiscal year 2005. However, we may revise our business plan if we find a potential project acquisition that we believe can realize gold production within twelve to eighteen months or otherwise exhibit potential to develop minerals quickly.

We anticipate revising our business plan to develop our properties and generate revenues after exploration if we find mineralized material on our properties that we believe to be economically feasible to remove. We intend to contact other companies to explore joint venture possibilities with respect to any findings of mineralized materials on our properties.

We entered into an agreement with La Cuesta International Inc. in January 2004 to acquire two private parcels of land consisting of approximately 70 acres as a part of the Cahuilla Gold Project in southern California. The agreement with La Cuesta included a one-time payment of $10,000, reimbursement of $10,500 for prior lease payments, 25,000 shares of our common stock and a one-half percent net smelter return royalty. The properties acquired from La Cuesta International include two mining lease agreements, both under ten-year lease options, that consist of rental payments, net smelter return production royalties and a buy-out provision. We do not intend to make material expenditures of time or money for these properties.

In April 2004, we entered into a nonbinding letter of intent with Coolcharm Ltd. with respect to a joint venture arrangement for the Lincoln Hill Mine in Pershing County, Nevada whereby Coolcharm Ltd. would make investments for the exploration and development of the property. We own 100% of the Lincoln Hill Mine, comprising one patented and 34 unpatented claims covering 700 acres in the Rochester Mining District, approximately 12 miles north of Lovelock, Nevada. The claims were acquired from Mountain Gold Exploration, Inc. and a private individual under a ten-year lease option that included a payment of $5,000, a first year work commitment of $10,000 and a 2% net smelter return royalty upon production. Thomas E. Callicrate, our Director and Vice President of Exploration is also the President, Secretary and Treasurer of Mountain Gold Exploration, Inc. See “Certain Relationships and Related Transactions.” We do not intend to make material expenditures of time or money for the Lincoln Hill Mine. There remain numerous conditions to the documentation and consummation of the transaction, and there can be no assurance that we will complete the transaction on terms that are favorable to us, if at all.

On November 5, 2004, we entered into an exploration and mining lease agreement with Mountain Gold Exploration, Inc. and IW Exploration Co. The agreement gives us the opportunity to explore the Holly Gold Property in Pershing County, Nevada. Thomas E. Callicrate, our Director and Vice President of Exploration is the President, Secretary and Treasurer of Mountain Gold Exploration, Inc.

The agreement provides that we will pay a one percent net smelter royalty to each of Mountain Gold Exploration, Inc. and IW Exploration Co. from the claims subject to the agreement. In addition, the agreement provides that we make advance royalty payments as follows:

Effective date of the agreement	$6,208, plus 25,000 shares of our common stock
On or before March 1, 2005	$12,000, plus 50,000 shares of our common stock
On or before the 1st year anniversary	$20,000, plus 75,000 shares of our common stock
On or before the 2nd year anniversary	$30,000, plus 100,000 shares of our common stock
On or before the 3rd year anniversary	$40,000
On or before the 4th year anniversary	$50,000
On or before the 5th year anniversary	$75,000
On or before the 6th year anniversary and each thereafter	$100,000

The agreement also provides for our minimum yearly work commitment obligations as follows:

Prior to the 1st anniversary	$10,000
Prior to the 2nd anniversary	$20,000
Prior to the 3rd anniversary	$50,000
Prior to the 4th anniversary	$100,000
Prior to the 5th anniversary	$150,000
Prior to the 6th anniversary date of the agreement, and each thereafter	$200,000

All expenditures under the agreement are cumulative, and any excess spent in any one year will be credited against future exploration obligations. If there is any deficiency in the required exploration expenditures in any required time period, we may pay 75% of the deficiency to Mountain Gold Exploration, Inc. and IW Exploration Co. in fulfillment of the obligation. We are also required under the agreement to pay all federal, state and county annual mining claim maintenance fees, rental fees and taxes for the properties subject to the agreement.

On November 28, 2004, we signed a mining venture agreement with 321Gold, Inc. The agreement covers sixteen mining claims relating to the Sunny Slope properties in Mineral County, Nevada and an area of interest including all lands within approximately one mile beyond the boundary of the claims. The parties entered into the agreement as the exclusive means by which they would accomplish the following purposes:

•	acquiring properties within the area of interest;
•	evaluating the possible development of the properties within the area of interest;
•	marketing ores, minerals and mineral resources produced from the properties covered by the agreement; and
•	performing any other activity necessary, appropriate, or incidental to any of the foregoing.

Our initial contribution under the agreement was our interests in the sixteen claims covered by the agreement. 321Gold, Inc.’s initial contribution was $1,000,000, which is to be used to fund the operations to be carried out under the agreement and budgets approved under the agreement and shall be expended by the end of the calendar year 2006. Each party is obligated to contribute funds to adopted programs under the agreement in proportion to their respective participating interests. If a party elects to contribute less than its respective participating interest, its participating interest will be reduced proportionally with respect to the lesser amount of the contribution. The overall policies, objectives, procedures, methods and actions under agreement are determined by a committee with each party appointing one member. The party with the largest participating interest may break any deadlock of the committee. A manager has the overall management responsibility for operations under the agreement. We have been appointed as the manager.

Our initial participating interest is 49%, and 321Gold, Inc.’s initial participating interest is 51%. We have the right at any time to convert our participating interest into a 4% of 100% net smelter returns interest. If we exercise this right, we will have no further obligation to make any further expenditures under the agreement.

321Gold, Inc.’s participating interest will increase to 70% if it has produced at least 500 ounces of gold from the properties covered by the agreement within three years of the date of the agreement if we have not been called upon to make a cash contribution. If 321Gold, Inc. obtains a 70% participating interest, we have the right for one year to increase our participating interest to 70% and reduce 321Gold, Inc.’s participating interest to 30% by paying 321Gold, Inc. two and one-half times its actual expenditures for exploration and development on the properties covered by the agreement.

Phase I, the exploration program, is planned to commence upon the signing of the agreement with a total estimated budget of $225,000. The budget for Phase II, the development program of a small underground mine, which could follow Phase I pending successful results of Phase I, is currently estimated at $775,000.

We have also signed a non-binding letter of intent with the Torres Martinez Desert Cahuilla Indians for the exploration and mining rights for the Cahuilla Gold Project in southern California. We do not intend to make material expenditures of time or money for the Cahuilla Gold Project. There remain numerous conditions to the documentation and consummation of this transaction, and there can be no assurance that we will complete this transaction on terms that are favorable to us, if at all.

Currently, we have not identified or contacted any other joint venture candidates and cannot anticipate the terms or provisions of any other joint venture arrangements we may enter into in the future. We cannot assure you that we will be able to enter into a joint venture arrangement for the development of our properties on terms that are favorable to us, if at all.

Exploration and Environmental Matters

We operate at the Mesquite Mine under a Plan of Operations agreed with the Bureau of Land Management (BLM), state and county agencies, and we believe that we are currently in compliance with that plan. Under current operating parameters and until construction of new mining operations, we estimate that compliance with federal, state and local regulations relating to the protection of the environment will require expenditures of approximately $96,000 in 2005.

The prospecting on our claims is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local BLM office of the Department of Interior. Obtaining permits for minimal disturbance for our exploration program will require our making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time we may need an archeological clearance to allow the testing program to proceed. We believe that we have all necessary permits for our current activities, and we will attempt to secure all necessary permits for exploration and, if development is warranted on a property, will file final plans of operation before we start any mining operations.

Our exploration, production and processing operations are extensively regulated under various U.S. federal, state and local and foreign laws relating to the protection of air and water quality, hazardous waste management and mine reclamation. We may have potential future liability for environmental costs.

We purchased insurance policies covering the reclamation obligation that existed for the Mesquite Mine and for excess environmental risk coverage for the leach pad operations. We paid $6.0 million for the reclamation coverage and $1.7 million for the excess environmental risk. In addition, we currently spend approximately $9,000 per month to monitor environmental compliance at the Mesquite Mine.

The regulatory environment for our operations could change in ways that would substantially increase our liability or the costs of compliance and that could have a material adverse effect on our operations or financial position. In addition, whenever a previously unrecognized remediation claim becomes known or a previously estimated cost is increased, that amount of additional cost could have a material adverse effect on our operations or financial position. New laws and regulations may result in higher compliance costs could have an adverse effect on our future profitability.

Competition

The mineral exploration and mining business is competitive in all of its phases. We are an independent company that recently emerged from dormancy to begin exploration activities. We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources, in the search for and the acquisition of mineral interests. Competitors include well-capitalized mining companies, independent mining companies and other companies having financial and other resources far greater than we have. The companies compete with other mining companies in connection with the acquisition of gold and other precious metal properties. In general, properties with a higher grade of recoverable mineral or which are more readily minable afford the owners a competitive advantage in that the cost of production of the final mineral product is lower. Thus, a degree of competition exists between those engaged in the mining industries to acquire the most valuable properties. As a result, we may eventually be unable to acquire attractive gold mining properties. There is no assurance that we will be able to compete successfully with our competitors in acquiring such properties.

Mines have limited lives and as a result, we may continually seek to find new properties. In addition, there is a limited supply of desirable mineral lands available in the United States where we would consider conducting exploration activities. Because we face strong competition for new properties from other mining companies, some of whom have greater financial resources than we do, we may be unable to acquire attractive new mining properties on terms that we consider acceptable.

The availability of funds for exploration is sometimes limited, and we may find it difficult to compete with larger and more well-known companies for capital. Even though we have the right to the minerals on our claims, there is no guarantee we will be able to raise sufficient funds in the future to maintain our mineral claims in good standing. Therefore, if we do not have sufficient funds for exploration our claims might lapse and be staked by other mining interests. We might be forced to seek a joint venture partner to assist in the exploration of our mineral claims. In this case, there is the possibility that we might not be able to pay our proportionate share of the exploration costs and might be diluted to an insignificant carried interest. Our inability to develop our mining properties due to lack of funding could have a material adverse effect on our operations and financial position.

Even when a commercial viable ore body is discovered, there is no guarantee competition in refining the ore will not exist. Other companies may have long term contracts with refining companies thereby inhibiting our ability to process our ore and eventually market it. At this point in time we do not have any contractual agreements to refine any potential ore we might discover on our mineral claims.

Employees

As of December 31, 2004, we had thirty employees, which include our four executive officers.

Our future success also depends on our ability to attract, train and retain highly qualified personnel. We plan to hire additional personnel during the next twelve months. Competition for qualified personnel is intense and we may not be able to attract, train and retain highly qualified personnel in the future.

None of our employees is represented by a labor union, and we consider our relationship with our employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters are located in Reno, Nevada and consist of 2,990 square feet of office space and 1,830 square feet of warehouse space. We have a two-year lease which is renewable for an additional two-year term. The rent for the initial term is $4,613 per month, which increases to $4,844 for the additional term.

As of December 31, 2004, we owned or retained interests in the properties referred to in Item 1 above under the captions “Mesquite Mine,” “Other Mining Exploration Claims” and “Our Proposed Exploration Program.”

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We may become from time to time involved in legal proceedings in the ordinary course of business. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol “WGDF” on the OTC Bulletin Board. The following table sets forth the high and low bid information for our common stock for the periods indicated, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High Bid Quotation	Low Bid Quotation
2004:
Fourth quarter	$0.60	$0.36
Third quarter	$0.90	$0.53
Second quarter	$0.86	$0.58
First quarter	$1.62	$0.71
2003:
Fourth quarter	$1.90	$1.25
Third quarter	$2.00	$1.60
Second quarter	$1.95	$1.10
First quarter	$2.05	$1.60

Holders

As of March 1, 2005, there were approximately 906 shareholders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock. We currently intend to retain future earnings, if any, for use in our business, and, therefore, we do not anticipate declaring or paying any dividends in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including the terms of our credit facility and our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Equity Compensation Plan Information

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	5,023,084	$0.29
Total	5,023,084	$0.29

(1) Consists of individual compensation arrangements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We are an independent precious metals production and exploration company focused on the western United States.

In November 2003, we obtained a $6 million credit facility in connection with our acquisition of the Mesquite Mine. In addition, in November - December 2003, we conducted a private placement of 12,500,000 units consisting of two shares of our common stock and warrants to purchase an additional share of our common stock which resulted in aggregate net proceeds to us of approximately $9.1 million. The warrants are exercisable for a period of two years from the date of issuance for a purchase price of $1.00 per share, subject to anti-dilution adjustments. In December 2004, we sold 1,000,000 shares of our series “A-1” convertible preferred stock and warrants to purchase up to 500,000 shares of our series “A-1” convertible preferred stock to RAB Special Situations, LP for an aggregate purchase price of $500,000.

We emerged from dormancy in 1999 to pursue mineral exploration and development opportunities, and have a limited operating history in our current form. Since we reorganized our business, our operating costs have exceeded our revenue in each quarter. We have incurred cumulative net losses of approximately $5,347,000 from April 1999 through December 31, 2004, and we anticipate a net loss at least through 2005. As disclosed in the report of independent auditors on our financial statements provided elsewhere in this report, our losses from operations, lack of sufficient revenue to support the Company’s cash flows and working capital deficit raise substantial doubt regarding our ability to continue as a going concern. We believe that additional financing will be required in the future to fund our operations. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay our exploration efforts or any property acquisitions or be forced to cease operations.

In early 2003 we began exploring the possibility of acquiring the Mesquite Mine from Newmont Mining Corporation and a subsidiary of Newmont Mining Corporation. In July 2003, we issued 111,859 shares of our common stock to Newmont Mining Corporation for an exclusive option to purchase the Mesquite Mine. In November 2003, we completed the purchase of the Mesquite Mine from Newmont Mining Corporation for:

•	assumption of reclamation responsibility and provision of approximately $7.8 million in reclamation bonds to various governmental authorities; which has since been reduced to $7.0 million;
•
additional shares of our common stock and warrants to purchase our common stock. As a result of the transaction, Newmont Mining Corporation owns 3,454,468 shares of our common stock and warrants to purchase an additional 8,091,180 shares of our common stock;

•	a perpetual net smelter return royalty ranging from 0.5% to 2.0% on any newly mined ore; and
•
a net operating cash flow royalty equal to 50% of the proceeds received, minus certain operating costs, capital expenses and other allowances and adjustments, from the sale of ore or products derived from ore that was placed on the heap leach pads as of the acquisition date.

The purchase included all infrastructure and permits necessary to operate the mine.

During 2004, we sold approximately 27,357 ounces of gold which either had been processed by Newmont Mining Corporation under the terms of the carbon processing agreement with Newmont Mining Corporation or had been processed at our own gold refining circuit. The Mesquite operations produced 27,398 ounces of gold in doré during 2004, and began the year with 2,593 ounces in inventory and ended the year with 2,633 ounces in inventory.

We completed reconstruction of the gold refining circuit in April 2004 and terminated the processing agreement. Between April 1, 2004 and December 31, 2004, we have poured 21,040 ounces of gold.

Our operation of the Mesquite Mine began in November 2003. We accumulated metal-in-progress inventory during 2003 and produced 2,593 ounces of poured gold during operations in December 2003, produced an additional 19,982 ounces and sold 27,357 ounces during 2004, and kept in inventory 2,633 ounces at an outside refiner for deliveries of gold under our forward sales contract at the end of December 31, 2004. Production from the releaching of the materials previously placed on the pads had not been at the levels expected in 2004. We have implemented programs at the mine to reduce and control monthly expenditures with the objective of reducing the operating cash cost.

We had no sales in 2003 as metal was being built up in circuits at the Mesquite Mine and at the processing facility. Sales of metal are being recorded at both the spot price and under the forward sales agreement, with the related costs charged from inventory to cost of goods sold.

We have negotiated a bonding plan through American Home Assurance Company for the operation and liability of the Mesquite Mine whereby the insurance company offers a series of environmental insurance programs designed to cap sponsor, vendor and partner liability for reclamation and closure costs, including cost overruns as a result of unexpected contamination, increased costs and legislative changes. The insurance company charged us an initial premium based on their estimate of the net present value of the completion of the reclamation, plus an annual fee. In exchange, the insurance company insures the reclamation and closure process and provides the surety bond. We will make claims against the insurance policy and funds will be released to pay for the reclamation and closure expenditures as they are incurred. Any revenues from the sale of material are to the account of the project sponsor and any profits from cost savings in the actual program versus the bonded amount are released to the sponsors when the project bonding is released.

There are two phases of the Mesquite Mine project. The continuing operations comprise leaching of minerals inventoried on the pads prior to September 2001. We intend to implement a program that will seek to increase recovery from the pads. In 2004, we estimated that we would invest approximately $950,000 for facilities enhancements and infrastructure improvements for the continuing operations, of which approximately $940,000 had been spent through December 31, 2004.

In the second phase at the Mesquite Mine, we began studying development of the existing heap leach pads and exploration of the other areas of the Mesquite Mine in 2004. There can be no assurance that we will find any minerals or reserves on our properties. We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

We are evaluating the opportunities for exploitation of the mineralize zones at the Mesquite Mine. The previous owner had developed a mine plan for the development of approximately 42.2 million tons with a grade of 0.021 ounces of gold per ton in four of the nine previously identified areas based upon a gold price of $325 per ounce. We are evaluating the project at a gold price of $400 per ounce, where internal mine modeling indicates that 89.8 million tons grading .018 ounces per ton are minable at a gold price of $400 per ounce. We also plan to complete a thorough review of the five other permitted expansion areas, in addition to Big Chief North, that in total are covered by approximately 2,700,000 feet of drilling in more than 6,200 exploration holes and 650,000 blast holes, and to complete a third-party review of the potential to increase production from 154 million tons of ore stacked on the leach pads by prior owners.

We are also engaged in the acquisition of advanced level precious metal properties throughout the Western United States, primarily Nevada, which is considered to be some of the most important geological terrain conducive to hosting world-class economic gold deposits. Our goal is to obtain precious metal projects that are favorable for project development and mine production in a cost effective, efficient manner.

We intend to contact other companies to explore joint venture possibilities with respect to any findings of mineralized materials on our properties. We intend to attempt to identify mineralized material on our properties that could be developed into mineable reserves and to bring any identified reserves to production. We intend to locate and engage joint venture candidates with funds available to support the cost of defining and developing our properties to production status. Currently, we have entered into a nonbinding letter of intent for a joint venture arrangement with respect to the Lincoln Hill property.

On November 28, 2004, we signed a mining venture agreement with 321Gold, Inc. The agreement covers sixteen mining claims relating to the Sunny Slope properties in Mineral County, Nevada and an area of interest including all lands within approximately one mile beyond the boundary of the claims. Our initial contribution under the agreement was our interests in the sixteen claims covered by the agreement. 321Gold, Inc.’s initial contribution was $1,000,000, which is to be used to fund the operations to be carried out under the agreement and budgets approved under the agreement and shall be expended by the end of the calendar year 2006. Each party is obligated to contribute funds to adopted programs under the agreement in proportion to their respective participating interests. Phase I, the exploration program, is planned to commence upon the signing of the agreement with a total estimated budget of $225,000. The budget for Phase II, the development program of a small underground mine, which could follow Phase I pending successful results of Phase I, is currently estimated at $775,000.

Results of Operations

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

We did not earn any revenues from operations from the period when we emerged from dormancy in April 1999 through the year ended December 31, 2003. We had net revenues of $9,795,433 during the year ended December 31, 2004 from the sale of 27,357 ounces of gold produced from the Mesquite Mine.

Our activities during the period we emerged from dormancy in April 1999 through the year ended December 31, 2003 were focused on the acquisition of our interests in our mineral properties. We acquired interests in fourteen properties. Each property is made up of a number claims. As of the year ended December 31, 2003, we have conducted no exploration of our own on any of these claims with the exception of minor surface sampling, assaying and mapping of some of the surface veins and underground workings where accessible. From the period we emerged from dormancy in April 1999 through the year ending December 31, 2003, we have used our common stock to raise money for our property acquisitions and for corporate expenses.

Following our acquisition of the Mesquite Mine in November 2003, gold production was held in inventory under the terms of a carbon processing agreement with Newmont Mining Corporation. Consequently we did not report any revenues. We did incur mine operating costs of $7,036,396 during the year Ended December 31, 2004, compare with $1,030,102 during the year ended December 31, 2003. We also incurred mine site administration costs of $1,836,747 and reported depreciation, depletion and amortization of $1,773,646 during the year ended December 31, 2004 compared with $166,923 and $437,941, respectively, during the year ended December 31, 2003. These costs at the Mesquite Mine incurred during the year ended December 31, 2004 resulted in an increase in inventories of $158,908 during the year ended December 31, 2004 from $1,634,966 in the year ended December 31, 2003. These changes reflect the acquisition of the Mesquite Mine in November 2003.

We incurred exploration expenses of $295,245 during the year ended December 31, 2004 compared with $55,447 in the year ended December 31, 2003, reflecting our focus during 2003 on completing the acquisition of the Mesquite Mine. When we acquired the Mesquite Mine, we initially assigned a value of $2,731,156 to the mineral properties for metal on the pads and had $5,000 in other claims. However, since there is no assurance that we will be able to recover that metal or the value of the other claims, we have recorded an exploration expense of $508,335 in the year ended December 31, 2004 as compared to $2,736,156 in the year ended December 31, 2003.

General and administrative expense increased to $2,239,015 for the year ended December 31, 2004 from $767,966 for the year ended December 31, 2003. These operating expenses included expenditures associated with exploration activities, payments to consultants, legal and accounting fees, directors fees and general and administrative expenses. This increase reflects our transition from a dormant company to an active operating company. The largest increase in expenditures occurred in payment of consulting fees reflecting the our increased activity in conducting due diligence and evaluation of the Mesquite Mine acquisition and in the increase in corporate costs associated with raising funds for the acquisition of the mine and other corporate purposes. Net cash used by financing activities in the year ended December 31, 2004 was $2,748,152 compared to $14,364,716 for the year ended December 31, 2003.

In the year ended December 31, 2004, other expenses increased to $278,483 from $186,127 in the year ended December 31, 2003. The increase primarily reflects financing and interest expenses related to the financing to support the acquisition of the Mesquite Mine. During the year ended December 31, 2004, we reported a net loss of $4,418,813 compared with a net loss of $3,745,696 in the year ended December 31, 2003.

We began our operation of the Mesquite Mine in November 2003. As a result, our operating profile and the reasons for fluctuation in the expense amounts between the periods prior to and following November 2003 changed significantly. Prior to November 2003, we primarily concentrated our business on the acquisition of properties and raising funds to advance our business. After our acquisition of the Mesquite Mine, we have dedicated the majority of our expenditures to retrieve gold from heap leach pads or from new mining and processing at the Mesquite Mine.

Liquidity and Capital Resources; Recent Developments

As of the date of this prospectus, there is limited historical financial information regarding our company upon which to base an evaluation on the company’s performance.

Our continued existence and plans for future growth depend on our ability to obtain the capital necessary to operate through the generation of revenue and the issuance of additional debt or equity. We may need to raise additional capital to fund normal operating costs and exploration and development efforts. If we are not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, we will be unable to continue as a going concern. As disclosed in the report of independent auditors on our financial statements provided elsewhere in this prospectus, our losses from operations, lack of sufficient revenue to support operational cash flows and working capital deficit raise substantial doubt regarding our ability to continue as a going concern.

Operating cash flows commenced in the first quarter of 2004, and therefore, we have no historical comparative performance data.

As of December 31, 2004, the cash balance was $1,534,778. As of December 31, 2004, we had an accumulated deficit of $9,003,365 and generated net revenues of $9,795,433 during the year ended December 31, 2004 compared to an accumulated deficit of approximately $4,584,552 at December 31, 2003. Total current liabilities as of December 31, 2004 were $4,446,507 as compared to $4,023,704 at December 31, 2003.

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

Western Mesquite Mines, Inc. commenced making principal and interest payments under this loan in January 2004. Western Mesquite Mines, Inc. made its first five principal payments under the facility agreement of $750,000 at the end of January, April, July and October 2004 and January 2005. Borrowings under the facility agreement bear interest at a base interest rate of LIBOR plus 6 percent. The facility agreement also provides for contingent additional interest if cash flows from the gold production from the materials currently located on the heap facilities in the project areas described in the facility agreement exceed certain defined levels. No additional interest has been paid under this facility to date.

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

Our credit facility also restricts us from making expenditures that have not been approved by the credit facility agent. Under the facility agreement, we have agreed with the credit facility agent on a corporate budget as well as a detailed operating budget for the Mesquite Mine. We provide the credit facility agent with monthly reports that reconcile the actual results with that budget. If we wish to make material expenditures not agreed to in the budget, we have to seek the credit facility agent’s prior approval. In particular, the facility agreement provides that we may not dispose of, or create any encumbrance over, any assets other than in the normal course of business, or incur indebtedness in excess of $250,000.

Our ability to meet these requirements will depend on our future financial performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets in which we operate. We cannot be certain that our future cash flow will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. We anticipate that we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot be sure that we will be able to do so on commercially reasonable terms, if at all

In January 2004, we closed a private placement we conducted in November - December 2003 of 12,500,000 units at a price of $0.80 per unit. Units consisted of one share of our common stock, a warrant to purchase one share of our common stock exercisable for two years at an exercise price of $1.00 per share and the right to receive one share of our common stock issued in escrow under certain circumstances. Each purchaser of a unit in the private placement was entitled to receive the additional escrow share per unit purchased if we did not close a transaction with another company before February 28, 2004 which resulted in the listing of the resulting company’s securities on the Toronto Stock Exchange. We entered into a letter of intent with Tandem Resources, Ltd. for a potential merger transaction to satisfy this condition of the private placement, but we terminated the letter of intent in February 2004 due to potential tax and regulatory issues associated with the transaction. The escrow agent released the escrowed shares to the purchasers in March 2004.

We also agreed to register under the Securities Act of 1933, as amended, the shares of common stock issued in the private placement, issued upon exercise of the warrant issued in the private placement and shares of any resulting entity in a merger transaction. In addition, we agreed under certain circumstances, upon the request of the holders, to include those shares of our common stock in a securities registration that we undertake on our behalf or on behalf of others by June 30, 2004. In the agreements, we agreed to pay penalties to the holders based on 2% of the average closing sale price of our common stock for each 30 days following June 30, 2004 in which the registration statement relating to their securities was not effective. The Securities and Exchange Commission declared our SB-2 registration statement effective on August 12, 2004, and we incurred penalties of $479,267. We settled the penalties with shares of our common stock at $0.50 per share, and we have issued 444,232 shares of our common stock to certain of our shareholders to satisfy $222,116 of this obligation. The remaining settlement of the $257,152.46 was paid in cash.

On December 31, 2004, we entered into a subscription agreement with RAB Special Situations, LP Special Situations, LP. Pursuant to the subscription agreement, we issued and sold to RAB Special Situations, LP 1,000,000 shares of our series “A-1” convertible preferred stock and warrants to purchase up to 500,000 shares of our series “A-1” convertible preferred stock for an aggregate purchase price of $500,000. The warrants issued under the subscription agreement entitle the holder to purchase up to 500,000 shares of series “A-1” convertible preferred stock at a exercise price per share of $0.60. The warrants are exercisable for a period of two years at any time on or after December 31, 2004. The number of shares of series “A-1” convertible preferred stock and the purchase price per share of series “A-1” convertible preferred stock are subject to adjustment from time to time under certain circumstances. In connection with the subscription agreement, we entered in a registration rights agreement, pursuant to which we agreed under certain circumstances to register under the Securities Act of 1933 the shares of common stock issuable upon conversion or exercise of the securities sold in the transaction.

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

Our operations of the Mesquite Mine began in November 2003. We accumulated metal-in-process inventory during 2003 and produced 2,593 ounces of poured gold during operations in December 2003, produced an additional 27,398 ounces and sold 27,357 ounces during 2004, and held 2,633 ounces at an outside refiner for deliveries of gold under our forward sales contract as of December 31, 2004. Production had not been at the levels expected from the releaching of the materials previously placed on the pads in 2004. We have implemented programs at the mine to reduce and control monthly expenditures with the objective of reducing the operating cash cost.

We had no sales in 2003 as metal was being built up in circuits at the Mesquite Mine and at the processing facility. Sales of metal are being recorded at both the spot price and under the forward sales agreement, with the related costs charged from inventory to cost of goods sold.

As part of our credit facility agreement, we entered into a cash flow hedging program under which we sold forward through RMB International (Dublin) Limited 26,399 ounces of gold at $382.95 per ounce, or approximately 50% of expected production of gold from the heaps. These ounces were scheduled for delivery beginning January 30, 2004 and every three months thereafter until October 30, 2005 as follows: 2,380, 4,368, 3,733, 3,324, 3,577, 3,523, 2,897 and 2,597 ounces. On each of the settlement dates, we settle in cash for the difference between the sales price and the hedged price times the number of scheduled ounces to be sold for that three month period. Unlike a conventional hedge, we were not required to put up collateral, and we are not subject to any margin requirements. Since we sold gold for more than the hedged price in the periods ended January 31, April 30, July 31, October 31, 2004 and January 2005, we made a payment under the hedge of $64,379 as of January 31, 2004; $24,242 as of April 30, 2004; $31,544 as of July 31, 2004; $141,603 as of October 31, 2004; and $140,218 as of January 2005, and reduced revenue accordingly. As of December 31, 2004, we have paid approximately $261,768 to RMB International (Dublin) Limited under this agreement and have 9,017 ounces of gold outstanding subject to this hedge facility.

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

Our calculation of the derivative effects of the forward sales contract as of December 31, 2004 and December 31, 2003 is as follows:

	December 31, 2004	December 31, 2003
Afternoon Fix on the London Metal Exchange	$438.00	$417.25
Undelivered ounces of gold sold forward	12,594	26,399
(Gain) Loss recognized as other comprehensive income	($176,921)	$855,788
Value of provision for forward sales derivative - marked-to-market	$678,867	$855,788

We are currently spending approximately $105,000 per month for our ongoing corporate functions. In addition, we aim to spend between $100,000 and $600,000 over the next 12 months to advance our current portfolio of properties or to acquire and advance other strategically important projects.

As of the date of this prospectus, we believe that we have sufficient working capital to make the royalty payments required on our properties, to fund our operations and to satisfy our cash requirements through June 2005. Our credit facility restricts us from making expenditures that have not been approved by the credit facility agent. We may need to obtain additional funds, either through equity offerings or debt, to fund our operations and general and administrative expenses, make the advance royalty payments required on our properties and conduct required exploration programs on our properties. Failure to obtain such additional financing may result in the foreclosure of the collateral under our credit facility agreement and the loss of our interests in other mineral properties. We have no agreements or understandings with any person for additional financing.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Western Goldfields, Inc.
Reno, Nevada

We have audited the accompanying consolidated balance sheet of Western Goldfields, Inc. at December 31, 2004, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Goldfields, Inc. at December 31, 2004, and the results of their operations and their cash flows for the year ended December 31, 2004 in conformity United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has recorded significant losses from operations, has insufficient revenues to support operational cash flows and has a working capital deficit, which together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
April 12, 2005

To the Board of Directors
Western Goldfields, Inc.
Reno, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying consolidated balance sheet of Western Goldfields, Inc. (an Idaho corporation) (formerly Bismarck Mining Company) as of December 31, 2003 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Goldfields, Inc. as of December 31, 2003 and the results of its operations, stockholders’ equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the financial statements, errors resulting in the overstatement of previously reported inventories and liabilities and the understatement of the value of derivatives as of December 31, 2003, were discovered by management of the Company during the current year. Accordingly, the 2003 financial statements have been restated to correct the error.

/s/ Williams & Webster, P.S.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 26, 2004, except for Note 18, which is dated August 4, 2004

Western Goldfields, Inc
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$1,534,778	$373,500
Restricted cash held by investment company	-	3,897,229
Accounts receivable	12,956	17,050
Loan receivable, net of allowance of $10,000	-	40,000
Inventories	1,574,249	2,221,627
Prepaid expenses	404,100	534,440
Deposits	4,050	585,000
TOTAL CURRENT ASSETS	3,530,133	7,668,846

Property, plant, and equipment, net of
accumulated depreciation	5,863,944	6,150,509
Construction in progress	-	13,303
Investments - remediation and reclamation	6,089,572	5,998,994
Investments - other	21,400	98,510
Long-term deposits	309,674	300,000
Long-term prepaid expenses	1,312,853	1,482,921
Deferred loan fees and expenses, net of amortization	208,501	829,041

TOTAL ASSETS	$17,336,077	$22,542,124

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$659,087	$677,585
Accrued expenses	709,377	257,699
Accrued expenses - related party	38,043	22,500
Accrued interest	40,000	65,920
Loan payable, current portion	3,000,000	3,000,000
TOTAL CURRENT LIABILITIES	4,446,507	4,023,704

LONG-TERM LIABILITIES
Loan payable, net of current portion	-	3,000,000
Reclamation and remediation liabilities	6,358,994	5,998,994
TOTAL LONG-TERM LIABILITIES	6,358,994	8,998,994

PROVISION FOR FORWARD SALES DERIVATIVE MARKED -
TO-MARKET	678,867	855,788

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 25,000,000 shares authorized;
1,000,000 and no shares issued and outstanding, respectively	10,000	-
Common stock, $0.01 par value, 100,000,000 shares authorized;
38,721,810 and 38,149,078 shares issued
and outstanding, respectively	387,218	381,491
Additional paid-in capital	9,891,305	10,057,384
Additional paid-in capital preferred	475,000	-
Stock options and warrants	4,779,018	3,601,478
Accumulated deficit	(9,003,365)	(4,584,552)
Accumulated other comprehensive loss	(687,467)	(792,163)
TOTAL STOCKHOLDERS' EQUITY	5,851,709	8,663,638

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,336,077	$22,542,124

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Years Ended December 31,
	2004	2003

REVENUES
Gross revenue	$10,867,235	$-
Royalties	(1,071,802)	-
Net revenue	9,795,433	-

COST OF GOODS SOLD
Mine operating costs	7,036,396	1,030,102
Mine site administration	1,836,747	166,923
Selling, transportation, and refining	87,471	-
Depreciation, depletion & amortization	1,773,646	437,941
Inventory adjustment	158,908	(1,634,966)
Total cost of goods sold	10,893,168	-

GROSS PROFIT (LOSS)	(1,097,735)	-

EXPENSES
General and administrative	2,239,015	767,966
Exploration - Mesquite	508,335	2,736,156
Exploration - Other	295,245	55,447
Total expenses	3,042,595	3,559,569

OPERATING LOSS	(4,140,330)	(3,559,569)

OTHER INCOME (EXPENSE)
Interest income	114,832	404
Financing expense	(82,344)	(89,288)
Interest expense	(327,370)	(65,920)
Gain on sale of assets	27,133	-
Loss on sale of investments	(10,734)	(31,323)
Total other income (expense)	(278,483)	(186,127)

LOSS BEFORE INCOME TAXES	(4,418,813)	(3,745,696)

INCOME TAXES	-	-

NET LOSS	(4,418,813)	(3,745,696)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in market value of securities	(72,225)	(115,375)
Provision for forward sales derivative marked-to-market	176,921	(855,788)

Total other comprehensive income (loss)	104,696	(971,163)

NET COMPREHENSIVE LOSS	$(4,314,117)	$(4,716,859)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.12)	$(0.28)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	38,236,003	13,358,078

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Stock Options		Other
	Number		Number		Paid-in	and	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Total

Balance, December 31, 2002	-	-	8,880,276	88,803	1,136,965	53,150	(838,856)	179,000	619,062

Common stock and warrants issued for
services at $0.30 per share	-	-	209,166	2,092	52,000	11,687	-	-	65,779

Common stock and options issued for
services at $0.30 per share	-	-	83,334	833	20,717	4,656	-	-	26,206

Common stock issued for services at $0.30 per share	-	-	9,834	98	2,852	-	-	-	2,950

Common stock issued for services at $0.80 per share	-	-	12,000	120	7,800	-	-	-	7,920

Stock options issued for services	-	-	-	-	-	1,500	-	-	1,500

Common stock issued for exercise of warrants at $0.45
per share, net of commission expense of $14,850	-	-	350,000	3,500	149,920	(10,500)	-	-	142,920

Common stock issued for services at $0.66 per share	-	-	30,000	300	19,500	-	-	-	19,800

Stock options issued for directors fees and other services	-	-	-	-	-	55,000	-	-	55,000

Common stock and warrants issued for purchase of
the Mesquite Mine	-	-	3,454,468	34,545	1,755,346	1,344,485	-	-	3,134,376

Common stock and warrants issued in private placement
less commissions and expenses of $1,187,835	-	-	25,125,000	251,250	6,912,234	1,985,500	-	-	9,148,984

Warrants issued for debt financing agreement	-	-	-	-	-	156,000	-	-	156,000

Miscellaneous adjustments of stock	-	-	(5,000)	(50)	50	-	-	-	-

Net loss for the year ended December 31, 2003	-	-	-	-	-	-	(3,745,696)	-	(3,745,696)

Other comprehensive (loss)	-	-	-	-	-	-	-	(971,163)	(971,163)

Balance, December 31, 2003	-	-	38,149,078	381,491	10,057,384	3,601,478	(4,584,552)	(792,163)	8,663,638

Options issued for directors' services	-	-	-	-	-	451,095	-	-	451,095

Options issued for officers' services	-	-	-	-	-	579,998	-	-	579,998

Options issued for services by related party	-	-	-	-	-	22,500	-	-	22,500

Options issued for services by employees	-	-	-	-	-	84,628	-	-	84,628

Options issued for services by consultants	-	-	-	-	-	19,600	-	-	19,600

Common stock issued for services at $0.80 per share	-	-	109,000	1,090	86,110	-	-	-	87,200

Common stock issued for penalty at $0.50 per share	-	-	444,232	4,442	(4,442)				-

Return of capital for penalty	-	-	-	-	(257,152)	-	-	-	(257,152)

Extend warrants due to expire	-	-	-	-	-	5,319	-	-	5,319

Common stock issued for exercise of warrants	-	-	20,000	200	9,400	(600)	-	-	9,000

Preferred stock and warrants issued for cash	1,000,000	10,000	-	-	475,000	15,000	-	-	500,000

Retire treasury stock	-	-	(500)	(5)	5	-	-	-	-

Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(4,418,813)	-	(4,418,813)

Other comprehensive income	-	-	-	-	-	-	-	104,696	104,696

Balance, December 31, 2004	1,000,000	$10,000	38,721,810	$387,218	$10,366,305	$4,779,018	$(9,003,365)	$(687,467)	$5,851,709

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,418,813)	$(3,745,696)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation and depletion	1,130,511	380,867
Amortization of loan fees	620,540	57,074
(Gain) on sale of assets and investments	(16,399)	31,323
Interest accrued on investments - reclamation and remediation	(90,578)	-
Common stock, options and warrants issued for services	1,165,021	335,155
Cost of extending expiry date of warrants	5,319	-
Exploration fees funded by stock	80,000	-
Exploration expenses written off	-	2,736,156
Changes in assets and liabilities:
Decrease (increase) in:
Restricted cash	3,897,229	(3,897,229)
Accounts receivable	4,094	(17,050)
Inventories	283,044	(2,221,627)
Prepaid expenses	300,408	(534,440)
Deposits	580,950	-
Long Term Deposits	(9,674)
Accrued interest receivable	-	(400)
Allowance for bad debt	-	400
Increase (decrease) in:
Accounts payable	(18,498)	677,585
Accrued expenses	451,678	346,119
Accrued expensed - related party	15,543	-
Accrued interest expense	(25,920)	-
Net cash provided (used) by operating activities	3,954,455	(5,851,763)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, including Construction
in Progress	(470,643)	(184,414)
Principal payments received on loan receivable	40,000	-
Purchase of investments	-	(12,225)
Proceeds from sale of investments	1,503,594	250,000
Purchase of investments - remediation and reclamation	-	(5,998,994)
Purchase of investments	(1,509,443)	-
Loan to another mining company	-	(40,000)
Increase in deposits		(885,000)
Increase in long-term prepaid insurance	-	(1,482,921)
Refund of bond	-	5,000
Purchase of asset	(15,764)	-
Proceeds from sale of assets	407,231	-
Net cash provided (used) by investing activities	(45,025)	(8,348,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds	-	6,000,000
Cash paid for debt offering costs	-	(917,188)
Cash paid for 2% penatly on stock	(257,152)	-
Principal payments on loan payable	(3,000,000)	(10,000)
Common stock issued for cash	9,000	9,291,904
Preferred stock and warrants issued for cash	500,000	-
Net cash provided (used) by financing activities	(2,748,152)	14,364,716

Change in cash	1,161,278	164,399

Cash, beginning of period	373,500	209,101

Cash, end of period	$1,534,778	$373,500

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$359,225	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Stock and warrants issued for services	$7,200	$93,485
Stock issued for services	$-	$10,870
Stock options issued for services	$1,157,821	$74,800
Stock options issued for mine and mineral properties	$-	$3,134,376
Warrants issued for debt financing fees	$-	$156,000
Exploration fees paid by issuance of common stock	$80,000	$-
Stock issued for 2% penalty on stock	$4,464	$-
Mining property acquired by assumption of enironmental
liability	$-	$5,998,994

WESTERN GOLDFIELDS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Western Goldfields, Inc. (hereinafter “the Company”) and its wholly owned subsidiaries are engaged in the exploration for, development of and extraction of precious metals principally in the states of California, Nevada and Idaho. The Company’s two wholly owned subsidiaries are Calumet Mining Company and Western Mesquite Mines, Inc.

Calumet Mining Company was acquired in August 2002 and was a dormant mining company. Western Mesquite Mines, Inc. was incorporated in 2003 for the acquisition of the Mesquite Mine in California from Newmont Mining Corporation in November 2003.

The Company was in the exploration stage through most of the year ended December 31, 2003, and all of the year ended December 31, 2002. With the acquisition of the Mesquite Mine, the Company exited the exploration stage and became an operating mining company. The Company’s first sale of gold from its production occurred in mid-January 2004. For the year ended December 31, 2002, the Company’s auditors expressed a going concern qualification in the Company’s audited financial statements.

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

The Company’s year-end for reporting purposes is December 31.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company uses the accrual basis of accounting in accordance with United States generally accepted accounting principles. The Company’s convention for closing its books is to cut-off all financial and operational measurements at midnight on the Saturday closest to the actual end of each month during the year and at midnight on the 31st of December each year.

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

Concentration of Risk

During 2004, 100% of revenues consisted of precious metal sales to one party.

Accounts Receivable

The Company records its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs and collections and current credit conditions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

The Company’s trade receivables are related to precious metals delivered against a forward sales contract or a spot sale contract whose settlement has not occurred. Settlement usually occurs in between two and fifteen business days and is made through international metals refiners and brokers.

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

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for the Company as of June 30, 2003. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

A derivative may be specifically designated as a hedge of financial risk exposures of anticipated transactions if, both at the inception of the hedge and throughout the hedge period, the changes in fair value of the contract substantially offset the effect of commodity price changes on the anticipated transactions and if it is probable that the transactions will occur. The

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

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

Other Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, which was issued in June 1997. SFAS No. 130 establishes rules for the reporting and displaying of comprehensive income and its components, but had no effect on the Company's net loss. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income.

Compensated Absences

Employees of the Company are entitled to paid vacation depending on length of service. As of December 31, 2003, the Company had no liability and had not yet hired employees. As of December 31, 2004, a liability of $31,034 for accrued vacation has been recorded for all locations.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that this statement has no effect on the Company’s financial statements.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company currently reports stock issued to employees under the rules of SFAS 123. Accordingly there is no change in disclosure requirements due to SFAS 148.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is effective for activities after December 31, 2002. The Company has established a remediation and reclamation liability to cover costs related to the exit and/or disposal of its mining property.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (hereinafter “SFAS No. 145”), which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, FASB No. 64, which amended FASB No. 4, was rescinded, as it was no longer necessary. FASB No. 44, “Accounting for Intangible Assets of Motor Carriers”, established the accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Since the transition has been completed, FASB No. 44 is no longer necessary and has been rescinded. SFAS No. 145 amended FASB No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 which did not have a material effect on the financial statements of the Company at September 30, 2004 or December 31, 2003.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2004, the Company had net deferred tax assets (calculated at an expected rate of 39% for 2004 and part of 2003, and 34% for all prior periods) of approximately $2,043,294 principally arising from net operating loss carryforwards for income tax purposes. The net deferred taxes are calculated based upon both federal and state expected tax rates. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2004, and 2003. The significant components of the deferred tax asset at December 31, 2004 and 2003, are as follows:

	December 31, 2004	December 31, 2003
Net operating loss carryforward	$5,347,000	$1,570,000

Deferred tax asset	$2,043,294	$555,000
Deferred tax asset valuation allowance	(2,043,294)	(555,000)
Net tax assets	$-	$-

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

At December 31, 2004, the Company has net operating loss carryforwards of approximately $3,370,000, which expire in the years 2019 through 2024. The Company recognized approximately $935,000 and $180,000 of losses from issuance of restricted common stock and stock options for services during 2004 and 2003, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. Also, the Company has recognized costs for financial statement purposes of approximately $2,700,000 for mineral property and ore on leach pad that are not deductible for tax purposes in 2003. The allocation of the costs to the leach pads did result in additional tax deduction for depletion from recoveries of gold estimated to be $310,000 as of December 31, 2004. The change in the allowance account from December 31, 2003 to December 31, 2004 was $700,000 and from December 31, 2002 to December 31, 2003 was $300,000. The Company has also issued substantial amounts of new common stock in 2002 and 2003, which may have resulted in control changes. A control change may limit the availability of the net operating losses from periods prior to the control change. The Company also has available limited net operating losses from prior acquisitions, which may be available for tax purposes.

Investment in Securities

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, the Company’s investments in securities is classified as either trading, held to maturity, or available-for-sale. During the years ended December 31, 2004 and December 31, 2003, the Company did not own any securities classified as either trading or held to maturity. However, at December 31, 2004 and December 31, 2003 the Company did own securities classified as available-for-sale.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years, or units-of-production method over the estimated useful life of the property. (See Note 5)

Mineral Properties

Mineral properties are stated at cost. Depletion of mineral properties is calculated using the units-of-production method over the estimated recoverable ounces of gold on the property. (See Note 3)

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted net loss per share were the same, as the common stock equivalents outstanding would be considered anti-dilutive. As of December 31, 2004 and December, 31, 2003, respectively, the Company had outstanding options for 5,023,084 and 358,334 shares and outstanding warrants for 24,767,515 and 24,637,515 shares.

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, restricted cash, accounts and loans receivable, prepaid expenses, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004 and December 31, 2003.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (hereinafter “SFAS No. 123”), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Metal on Leach Pad and in Metal-in-process Inventory

The Company took over the Mesquite Mine on November 7, 2003, with an estimated 50,800 ounces of recoverable gold contained in mineralized ores previously placed on impermeable, lined pads. During the periods ended December 3, 2004 and December 31, 2003, the Company produced 29,990 and 5,367 ounces of gold, respectively, from the pads into metal-in-process inventory, leaving on the pads an estimated 15,443 ounces of gold as of December 31, 2004, and 45,433 ounces of gold as of December 31, 2003. The Company carries no value in its financial statements for metal on the leach pads as the initial value assigned to mineral properties for metal on the leach pads, in accordance with SEC Industry Guide 7, has been included in exploration expense.

During 2004, the Company had its first sales of gold from metal-in-process inventory generating sales of 27,357 ounces. There were no sales prior to January 1, 2004. Prior to November, 2003, the Company had no production activities.

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

Deposits

Under the terms of its power purchase agreement with the local power provider, which is a quasi-public agency, the Company is required to collateralize certain portions of the Company's obligations. The Company has collateralized these obligations by assigning a $300,000 certificate of deposit for a period of three years. The ultimate timing for the release of the collateralized amounts is dependent on the credit worthiness of the Company and/or the timing and closure of the Mesquite mine. Collateral could also be released to the extent that the Company is able to secure alternative financial assurance satisfactory to the respective agency. The Company’s management expects that the aforementioned collateral will remain in place beyond a twelve-month period and has therefore classified these deposits as long-term.

The Company had also advanced working capital, in the amount of $585,000, to its management contractor to cover anticipated operating costs at the Mesquite Mine. In May 2004, this deposit was offset against the final invoices from the contractor upon the termination of its contract.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

Reclamation and Remediation Costs

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

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards, or Statement, No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.

As permitted by Statement 123, management currently account for share-based payments to employees using APB 25's intrinsic value method. Management expects to adopt Statement 123(R) on January 1, 2006 using the modified prospective method and is unable to estimate stock-based compensation expense to be recorded in 2006.

Stock-based Compensation: At December 31, 2004 and 2003, the Company had a stock plan for key employees and non-employee directors, which is more fully described in Note 5. The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and disclose pro forma information as provided by Statement 123, “Accounting for Stock Based Compensation.”

Pro forma net loss presented below was determined as if the Company had accounted for their employee stock options under the fair value method of Statement 123. The fair value of these options was estimated at the date of grant using an option pricing model. Such models require the input of highly subjective assumptions including the expected volatility of the stock price which may be difficult to estimate for small business issuers traded on micro-cap stock exchanges. The pro forma net loss presented below considers the stock-based employee compensation expense already recognized in accordance with APB 25. The affect of Statement 123 stock option expense on basic loss per share is nil.

December 31, 2004
Net loss as reported	$4,418,813
Statement 123 stock option expense	-
Pro forma net loss	$4,418,813
If the Company accounted for its employee stock options under Statement 123, compensation expense would have been $117,600 for the year ended December 31, 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

December 31,
2004
Risk-free interest rate	4.00%
Expected stock price volatility	20.00%
Expected dividend yield	---

In December 2004 the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier adoption permitted. The provisions of this statement shall be applied prospectively. The Company’s adoption of SFAS 153 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

3.	MINERAL PROPERTIES

The Company controls the following mineral properties:

California Properties

Mesquite Mine

In July 2003, the Company issued 111,859 shares of common stock as a deposit on the purchase of the Mesquite Mine, in Imperial County, California. In November 2003, the Company completed this purchase and issued an additional 2,217,609 shares of common stock and 2,494,810 warrants with an exercise price of $1.00 per share. The Company issued 1,125,000 shares of common stock in December 2003, and 5,596,370 warrants for the purchase of one share of common stock each, with an exercise price of $1.00 per share in final settlement of its obligations under this agreement. (See note 12)

	Amount	Value per share	Value
Reclamation Obligation Assumed	-	-	$6,358,994

Western Goldfields Common Stock	3,454,468	$0.52	1,789,891
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common 450 days from issuance and for 5 years thereafter	2,494,810	0.18	449,066
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common 815 days from issuance and for 5 years thereafter	5,596,370	0.16	895,419
Total Consideration			9,493,370

Allocation to Fixed Assets:
Property, plant and equipment, including buildings	$6,471,000
Mineral properties	3,023,370
$9,493,370

The fair market value of the acquired property, plant and equipment was determined by review by the mine operations contractor. (See Note 15) The remaining value was allocated to mineral properties, and expensed in December 2003, as a part of $2,791,603 in exploration expense.

3.	MINERAL PROPERTIES, CONTINUED:

Gold Point Mine

In September 2002, the Company acquired the Gold Point Mine mining claims from Western Continental, Inc. in exchange for 250,000 shares of our common stock valued at $112,500, assumption of liabilities of $5,000, mining claims valued at $15,000, 141,875 shares of Grand Central Silver Mines valued at approximately $28,375 and $2,500 cash. Western Continental, Inc. was controlled by William L. Campbell, its President, who prior to August 24, 2002, also served as the Company’s President.

California Properties - Other

In January 2003, the Company reached an agreement on the Cahuilla Gold Project near Indio, California. This agreement with the Torres Martinez Tribe, and two extensions signed in July 2004 and October 2004, gives the Company, through January 2005, the exclusive negotiation rights and access to geologic sites for their evaluation in advance of entering into a formal exploration/mining agreement to nearly two square miles of property. In January 2004, the Company increased its land position at Cahuilla by acquiring 100% of La Cuesta International, Inc.’s interests in two separate mining leases that collectively cover approximately 70 acres adjacent to the Torres Martinez Tribal lands.

Nevada and Idaho Properties

At December 31, 2002, Calumet Mining Company, the Company’s subsidiary, held several mining claims throughout Nevada and Idaho. They consisted of four unpatented mining claims in Sunnyslope, Nevada, two unpatented mining claims in Koegel Hills, Nevada, two unpatented mining claims in Corral Canyon, Nevada, six unpatented mining claims in Buckskin North (lease lapsed in 2003), Nevada, two unpatented mining claims in Golden Lyon (lease lapsed in 2003), Nevada, nineteen unpatented lode mining claims in Shoshone County, Idaho, in addition to a 10-year lease for 635 acres in Shoshone County, Idaho and five unpatented lode mining claims in the Pyramid Mine near Fallon, Nevada. Due to a lack of evidence establishing proven and probable reserves, the acquisition costs of these mines were included in Calumet Mining Company’s net loss for the period ended August 25, 2002 as an exploration expense.

In April 2004, the Company entered a non-binding letter of intent with Coolcharm Ltd. with respect to a joint venture for the Lincoln Hill Mine, whereby Coolcharm will invest in exploration and development of the property. Under the agreement Coolcharm could invest up to $4,000,000 in exploration and development expenses and earn up to a 60% interest in the property. In September 2004, Coolcharm paid a portion of its initial obligation and a joint venture is in the process of being formed.

Also in April 2004, the Company entered a non-binding letter of intent to form a joint venture with 321 Gold for an exploration and development agreement on the Sunny Slope Mine property. Under this agreement, 321 Gold would expend up to $1,000,000 on the exploration and development of the property in anticipation of earning up to a 70% interest in the property.

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

3.	MINERAL PROPERTIES, CONTINUED:

In January 2004, the Company entered discussions regarding the acquisition of Nevada Colca Gold, a private corporation with mineral property interests in the western United States and Mexico.

4.	INVENTORIES

Inventories consist of the following:

	December 31, 2004	December 31, 2003
Bullion	$-	$364,334
Metal-in-process	1,476,058	1,634,966
Supplies	98,191	222,327
Inventories	$1,574,249	$2,221,627

Inventories include $364,334 in bullion at December 31, 2003, which along with $15,765 acquired in the first quarter of 2004, was all related to the original purchase transaction with Newmont Mining Corporation for the Mesquite Mine. This purchased inventory was disposed of in the first quarter for the total amount of $407,231, which resulted in a gain of $27,132. These 1,003 gold ounces of bullion were not produced in the normal course of business and were not included in cost of sales.

Metal-in-process inventory contained approximately 4,004 and 5,367 ounces of gold as of December 31, 2004 and 2003, respectively. This did not include the 1,003 ounces of gold in bullion inventory at December 31, 2003.

	December 31, 2004	December 31, 2003
Beginning Metal-in Process Inventory	$1,634,966	$-
Operating Costs for the Period	8,960,614	1,197,025
Depreciation, Depletion & Amortization for the Period	1,413,646	437,941
Less Cost of Metal Sales	(10,533,168)	-
Inventories	$1,476,058	$1,634,966

5.	PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at December 31, 2004:

	December 31, 2004	December 31, 2003
Buildings	$3,041,666	$3,550,000
Equipment	3,973,657	2,981,376
	7,015,323	6,531,376
Less accumulated depreciation	(1,151,379)	(380,867)
Net Property and Equipment	$5,863,944	$6,150,509

Depreciation expense for the years ended December 31, 2004 and 2003, was $1,151,379 and $380,867, respectively. There was no depreciation expense taken for the year ended December 31, 2002, as the Company had no depreciable property. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

6.	RECLAMATION AND REMEDIATION INVESTMENTS AND BONDS

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

The reimbursement account has a balance of $6,089,572 and 5,998,994 as of December 31, 2004 and 2003. Management’s estimate of all reclamation obligations arising from the mine purchase and subsequent operations are exceeded by the account balance.

6.	RECLAMATION AND REMEDIATION INVESTMENTS AND BONDS, CONTINUED

The following bonds are covered by this insurance arrangement:

Bond Number	Inception Date	Contract Amount	Obligee(s)
ESD 7315360	11/7/2003	$ 1,179,465	Imperial County, CA
California Department of Conservation
U.S. Bureau of Land Management
ESD 7315361	11/7/2003	$ 1,190,614	Imperial County, CA
California Department of Conservation
U.S. Bureau of Land Management
ESD 7315362	11/7/2003	$ 61,783	Imperial County, CA
California Department of Conservation
U.S. Bureau of Land Management
ESD 7315363	11/7/2003	$ 550,000	California Water Quality Control Board
ESD 7315358	11/7/2003	$ 3,984,199	U.S. Bureau of Land Management
ESD 7315359	11/7/2003	$ 50,000	CA State Lands Commission

7.	INVESTMENTS

The Company’s investments are summarized as follows:

	December 31,	December 31,
Fair value of common stock holdings:	2004	2003
Cadence Resources Corporation	$21,400	$98,510
Lucky Joe Mining Company	-	-
Trend Mining Company	-	-
Total fair value	21,400	98,510
Cost	30,000	34,885
Gross unrealized holding gains/(losses)	$(8,600)	$63,625

In October 2003, the Company sold all its interest in 250,000 common shares of Trend Mining Company for $220,147, recognizing a loss on disposition of $29,853. As a part of this sale, two former officers/directors purchased a total of 200,589 shares for $17,050 under similar terms to the other purchasers in the transaction.

The Company classifies its investments as available-for-sale securities. Cadence Resources Corporation is a related party since one of Cadence’s officers is a director of the Company. Prior to March 1, 2004, Lucky Joe Mining Company and Trend Mining Company were related parties in that each company had one or more officers and directors in common with the Company.

8.	LOANS RECEIVABLE

In October 2003, the Company loaned $40,000 to Trend Mining Company. The loan was uncollateralized, non-interest bearing and due on demand. The loan was repaid in June 2004.

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

9.	LONG-TERM PREPAID EXPENSES

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

	December 31,	December 31,
	2004	2003
Original Policy Premiums	$1,642,621	$1,661,159
Amortization to date	(178,119)	(25,169)
Unamortized Premium Cost	1,464,502	1,635,990
Current Portion	(151,649)	(153,069)
Long-Term Prepaid Expenses	$1,312,853	$1,482,921

10.	LOAN PAYABLE

As part of the acquisition of the Mesquite Mine, the Company entered into a credit facility agreement on November 5, 2003, with R.M.B. International, (Dublin) Limited, a Republic of Ireland corporation. This two-year credit facility agreement resulted in the Company receiving $6,000,000 for a mortgage, security, assignment, and financing agreement. Substantially all of the assets acquired in the Mesquite Mine are pledged and mortgaged under these agreements, as well as most of the Company’s other property. Interest is accrued on this credit facility at LIBOR plus 6% per annum, on a monthly basis. In January, April, July and October 2004, the Company made the first four quarterly payments of $750,000 plus interest leaving a balance of $3,000,000 to be paid in 2005.

As part of the credit facility agreement, the Company entered into a gold hedging program under which it sold forward 26,399 ounces of gold at $382.95 per ounce, or approximately 50% of expected production of gold from the heaps. These ounces were scheduled to begin delivery on January 30, 2004 and every three months thereafter until October 30, 2005. On each of the settlement dates, the Company settles in cash for the difference between the sales price and the hedged price times the number of scheduled ounces to be sold for that three month period. Unlike a conventional hedge, the Company was not required to put up collateral, and the Company is not subject to any margin requirements. Since the Company sold gold

10.	LOAN PAYABLE, CONTINUED

for more than the hedged price in the periods ended January 30, April 30, July 30, and October 30, 2004, it made payments under the hedge totaling $261,768 and reduced revenue by corresponding amounts. Further, the Company expected the payments due under the hedge, net of the sales revenues in excess of the forward price, covering the periods ended after December 31, 2004, to be nominal.

The Company has a long-term strategy of selling its gold production at prevailing market prices. Under its risk management policy, the Company periodically reviews its exposure under this hedge and adjusts its risk profile accordingly. Furthermore, to manage a portion of its revenue risk and in order to provide additional comfort to the lender under the credit facility the Company entered into this forward sale. The forward sale was entered into for the amount of gold projected at the time entered into to be needed to cover approximately 80% of the company’s operating costs at Mesquite. The Company has concluded that this program is effective for its purpose and does not expect that it will be ineffective during the hedge period.

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

The Company’s summary information for the valuation of derivatives, which includes management’s estimate of the Company’s discounted financing rate and the gold forward rate, as of December 31, 2004 and December 31, 2003, is as follows:

	December 31, 2004	December 31, 2003
London Afternoon Gold Fix	$438.00	$417.25
Undelivered ounces of gold sold forward	12,594	26,399
Loss (Gain) recognized as other comprehensive Income	$(176,921)	$855,788
Value of provision for forward sales derivative-Marked-to-market	$678,867	$855,788

In September 2002, Dotson Exploration Company, a related party, loaned $10,000 to the Company. The debt was uncollaterized, non-interest bearing and due on demand. In June 2003, the loan was repaid in full.

11.	PREFERRED STOCK

The Company has 25,000,000 shares, $0.01 par value per share, of preferred stock authorized. As of December 31, 2004, there were 1,000,000 shares issued and outstanding.

On December 31, 2004, the Company entered into a subscription agreement with RAB Special Situations, LP Special Situations, LP. Pursuant to the subscription agreement, the Company issued and sold to RAB Special Situations, LP 1,000,000 shares of our series “A-1” convertible preferred stock and warrants to purchase up to 500,000 shares of our series “A-1” convertible preferred stock for an aggregate purchase price of $500,000. The warrants issued under the subscription agreement entitle the holder to purchase up to 500,000 shares of series “A-1” convertible preferred stock at an exercise price per share of $0.60. The warrants are exercisable for a period of two years at any time on or after December 31, 2004. The number of shares of series “A-1” convertible preferred stock and the purchase price per share of series “A-1” convertible preferred stock are subject to adjustment from time to time under certain circumstances. In connection with the subscription agreement, the Company entered in a registration rights agreement, pursuant to which, the Company agreed under certain circumstances to register under the Securities Act of 1933, the shares of common stock issuable upon conversion or exercise of the securities sold in the transaction.

12.	COMMON STOCK

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

During the third quarter of 2004, the Company issued 446,398 shares of common stock to satisfy, in part and in lieu of cash, a penalty on common stock issued in the November - December 2003 private placement. In the fourth quarter of 2004, 2,166 of those shares were cancelled when a shareholder changed his mind and elected to take cash rather than additional shares of common stock.

In the fourth quarter of 2004, certain shareholders exercised warrants at $0.45 per share for 20,000 shares of common stock. Also in the forth quarter of 2004, the Company cancelled 500 shares of common stock that were repurchased as treasury stock.

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

In June 2003, the Company entered into a consulting agreement, with an outside consulting company controlled by a director, but prior to his appointment as a director, whereby the Company issued common stock and 50,000 options to for the purchase of common stock (with an exercise price of $1.70 per share) valued at $31,470. (See Notes 13 and 15) At December 31, 2003, 12,000 shares had been issued and an additional 9,000 shares accrued under the agreement. The value of the 9,000 shares was accrued in accounts payable at December 31, 2003, and the shares were issued in March of 2004. In November 2003, and in conjunction with the private placement referred to above, the Company issued an additional 125,000 shares of common stock valued at $0.80 per share and 200,000 options to this consultant with an exercise price of $1.00 per share of common stock. (See Note 13)

In January 2003, the Company issued 209,166 units for services rendered. Each unit consists of one share of common stock and a warrant exercisable for the purchase of one share of common stock. The warrants have an exercise price of $0.45 per share, are fully vested and can be exercised for up to two years from the date of issuance. The common stock in this transaction was valued at $0.27 per share, and the warrants at $0.03 per warrant.

12.	COMMON STOCK, CONTINUED

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

In April 2002, the Company issued 16,667 shares to a related party for outstanding payables attributable to accounting, stock transfer and consulting services rendered of $18,518. On August 24, 2002, the Company completed a 1 for 3 reverse split. Prior issuances presented in these financial statements have been adjusted to reflect the split. On August 25, 2002, the Company acquired all of the outstanding shares of Calumet Mining Company on a 1 for 2 basis by issuing 3,500,000 shares (See note 14). Also in August 2002, the Company issued 250,000 shares of the Company’s common stock plus other consideration for a mineral property known as the Gold Point Mine. The Company’s common stock issued as part of this transaction was valued at $112,500.

The Company made other cumulative stock corrections during 2002 in the amount of 8,607 shares.

13.	STOCK OPTIONS AND WARRANTS

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

In the fourth quarter of 2004, the Company granted 354,750 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $.50. These options generally vest over periods up to 18 months.

In the third quarter of 2004, the Company granted 1,985,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested between $0.65 and $0.80. These options generally vest over periods of up to 12 months.

In the second quarter of 2004, the Company granted 250,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested between $0.50 and $1.00 per share if specified. These options generally vest over periods of up to 18 months.

In the first quarter of 2004, the Company granted 2,075,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested at market value, or at between $0.50 and $1.00 per share if specified. These options generally vest over periods of up to 18 months.

In December 2003, the Company issued 13,750,000 warrants exercisable for the purchase of one share of common stock each with an exercise price of $1.00 per share.

As part of the purchase of the Mesquite Mine in 2003, the Company issued 8,091,180 warrants for the purchase of one share of common stock each with an exercise price of $1.00 per share. (See Note 3)

In June 2003, the Company issued 50,000 options to purchase common stock for consulting services rendered. In November 2003, the Company issued an additional 200,000 options to purchase common stock to the same consultant. (See Note 12)

13.	STOCK OPTIONS AND WARRANTS, CONTINUED

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

In January 2003, the Company issued 209,166 warrants and 83,334 options for services rendered. (See Note 12)

No options were issued prior to January 1, 2003.

In December 2002, the Company issued 1,771,669 warrants as part of a sale of securities. (See Note 12)

The following is a summary of stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

January 1, 2003	-	$-
Granted	358,334	0.49
Exercised	-	-
Outstanding and exercisable at December 31, 2003	358,334	$0.49

Weighted average fair value of options granted during the year ended December 31, 2003			$0.17

Balance January 1, 2004	358,334	$0.49
Granted	4,664,750	0.80
Exercised	-	-
Outstanding at December 31, 2004	5,023,084	$0.78
Exercisable at December 31, 2004	3,183,084	$0.76

Weighted average fair value of options granted during the year ended December 31, 2004			$0.29

The above stock options have been issued under an equity compensation plan approved by the directors but not by the shareholders.

14.	SUBSIDIARIES

Calumet Mining Company

On August 25, 2002, the Company acquired all of the outstanding shares of Calumet Mining Company. (See Note 12) This was considered a merger of commonly controlled entities because Calumet was controlled and owned in part by one of the Company’s directors. The acquisition was accounted for through the purchase method of accounting at the book value of the net assets. Calumet was mainly a dormant mining company with no significant transactions in 2002, other than the information reflected in Note 3 and the acquisition of the Gold Point Mine. The net assets acquired were as follows:

Cash	$1,453
Investments	31,000
Bond - State of Idaho	5,000
Note receivable	10,000
Accrued interest receivable	1,133
Other assets	157
Liabilities	-
Total Net Assets Acquired	$48,743

Western Mesquite Mines, Inc.

In November 2003, the Company created a wholly owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), which entered into a $6 million credit facility agreement with two companies. Coincident with the establishment of the credit facility, the Company contributed to WMMI the assets at the Mesquite Mine referred to in Note 3.

The Company guaranteed the obligations of WMMI under the agreement and issued warrants to purchase 780,000 shares of common stock to the lenders. The warrants are exercisable for three years from the date of the agreement for a purchase price of $1.00 per share.

15.	RELATED PARTY TRANSACTIONS

A director of the Company, appointed on January 23, 2004, has and has had a separate consulting relationship with the Company, through a company he controls, whereby his company is compensated for its consulting service at the rate of $4,000 per month plus expenses. All invoices are paid monthly and no amounts are recorded as payable to him or his company at December 31, 2004.

In April 2002, payables of approximately $22,500 were settled by the issuance of 16,667 shares of common stock of the Company and cash of $4,000. The amounts were for general and administrative expenses and were advanced to the Company by its former president.

Prior to January 1, 2004, officers of the Company were compensated for their services as independent consultants on a monthly basis. As of December 31, 2004 and 2003, $-0- and $33,228, respectively, were accrued for these services.

In order to complete the transition of operations, when the Company closed the acquisition, the Company retained the services of Harrison Western Construction Corporation to manage the Mesquite Mine for an initial period of six months. Under the contract, Harrison Western Construction Corporation charged a management fee of cost plus 10%. Prior to July 8, 2004, the President of Harrison Western Construction Corporation was also a director of the Company.

Additionally, two shareholders, and former officers, of the Company purchased the remaining outstanding shares of Trend Mining Company that Western Goldfields has been recognizing as an available-for-sale security. At December 31, 2004 and 2003, these persons owe the Company $11,575 and $17,050, respectively, for the purchase which is reflected in accounts receivable in the financial statements.

16.	COMMITMENTS AND CONTINGENCIES

Mining Industry

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

Consulting Agreements

During the period August 1, 2002, through December 31, 2003, the Company’s President was granted compensation between $6,000 and $10,000 per month, the Secretary/Treasurer $3,000 per month and Vice-President $2,000 per month in accordance with consulting service contracts. Amounts owed at December 31, 2004 and 2003 under these agreements are reflected in the accompanying balance sheets under accrued expenses.

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

Lease Agreement

On April 1, 2004, the Company leased office space in Reno, Nevada to provide for corporate offices. This lease is for a term of two years, requiring monthly minimum lease payments of $4,613. The lease is renewable for two one-year renewal periods at a 5% increase in base rent to $4,844 per month. The Company’s commitment as of December 31, 2004 is $55,356 for 2005 and $13,839 for three months of 2006. In addition to the minimum lease payments, the Company will pay 14% of the taxes and property maintenance expenses. The Company paid one month’s rent as a deposit of $4,444.

Contract with the County Sanitation District of Los Angeles

During its ownership of the Mesquite Mine, Hanson Natural Resources, a prior operator of the mine, entered into an agreement with the County Sanitation District of Los Angeles County, which then developed and permitted a plan to create a 100 year landfill at the Mesquite Mine that when completed is expected to be the largest residential waste disposal in the United States.

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

Registration Rights Agreement

During the period from November 2003 through January 2004, in connection with its private placement, the Company agreed to register under the Securities Act of 1933, as amended, the shares of common stock issued in the private placement, issued upon exercise of the warrants issued in the private placement and shares of any resulting entity in a merger transaction. In addition, the Company agreed under certain circumstances, upon the request of the holders, to include those shares of its common stock in a securities registration that the Company undertakes on its behalf or on behalf of others by June 30, 2004. In the agreements, the Company agreed to pay certain amounts to the holders based on 2% of the average closing sale price of its common stock for each 30 days following June 30, 2004, in which the registration statement is not

16.	COMMITMENTS AND CONTINGENCIES, CONTINUED

effective. The Securities and Exchange Commission declared the Company’s SB-2 registration statement effective on August 12, 2004. The Company offered to satisfy the payment of these amounts with shares of its common stock. As of December 31, 2004, the Company issued 444,232 shares and made cash payments for $257,152 to satisfy the agreed upon settlement amount of $479,267.

17.	GOING CONCERN

The Company has incurred losses since its inception, has insufficient revenues to support operational cash flows and has a working capital deficit. These conditions raise doubt as to the Company’s ability to continue as a going concern. Management’s plans for the continuation of the Company as a going concern include financing the Company’s operations through issuance of its common stock and the eventual profitable development of its mining properties. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments, which might be necessary, if the Company is unable to continue as a going concern.

18.	CHANGES IN ACCOUNTING PRINCIPLE AND CORRECTION OF ERRORS

In prior filings the Company has restated its December 31, 2003 financial information. For more information see the Company's SB-2 registration filing dated August 12, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the name, age and position of each of our directors and executive officers:

Name	Age	Position
James Mancuso	73	Chairman of the Board of Directors
Thomas K. Mancuso	45	President and Director
Thomas E. Callicrate	49	Director and Vice President of Exploration
Douglas J. Newby	46	Director, Executive Vice President
Gerald B. Ruth	46	Director
Lawrence J. O’Connor	44	Vice President, Operations
Becky Corigliano	40	Chief Financial Officer, Secretary and Treasurer

James Mancuso has served as the Chairman of the Board of Directors since August 2003. From November 1995 to July 1999, Mr. Mancuso served as Chief Executive Officer of Queenstake Resources Ltd., a publicly traded precious metals exploration and production Corporation, where he served as Non-Executive Chairman and Director July 1999 to January 2005. Mr. Mancuso has also served as Chairman and Director of Monterrico Metals PLC, a metals exploration Corporation, since June 2001. Prior to joining Queenstake Resources Ltd., Mr. Mancuso was President of Chevron Minerals, the mineral division of Chevron and held senior positions with Exxon Minerals. He received his B.A. in Geology from Carleton College in Northfield, Minnesota and his M.S. in Geology and Mining Engineering at South Dakota School of Mines in Rapid City, South Dakota. Mr. Mancuso is the uncle of the President of the Corporation, Thomas K. Mancuso.

Thomas K. Mancuso has served as the President and Director since August 2002. He has several years of mining experience and was involved in the successful start- up of four mines in the United States. From 1997 to 2002, Mr. Mancuso and his consulting firm, Mancuso Resource Development Services, were responsible for mineral project generation, marketing, development and management for various mineral companies, Indian tribes and private individuals throughout the Western United States, Canada and Mexico. He served as Vice President and Chief Operating Officer of Trend Mining Corporation from March 2001 to September 2002. From 1997 to 1998, Mr. Mancuso served as the Vice President of Corporate Development for BioHeap Technologies, Inc., a Texas Corporation which provides biotechnology resources to mining companies. In 1997, Mr. Mancuso served as Manager of Geology and Business Development for Oxidor Gold Corporation, another mining-related biotechnology Corporation in Texas. Both Oxidor Corporation and BioHeap Technologies, Inc. are in the business of developing new biotechnologies for recovering precious metals from difficult-to-process ore material. Mr. Mancuso was responsible for designing, implementing and coordinating marketing programs for both companies and conducting detailed technical evaluations of mineral properties that were considered for acquisition. From 1987 to 1997, Mr. Mancuso worked for the Kennecott Corporation, including serving as the Chief Geologist for the Kennecott Exploration Corporation from 1993 to 1997. He received his M.S. in Geology from Idaho School of Mines, University of Idaho, Moscow, Idaho. Mr. Mancuso is the nephew of the Corporation’s Chairman, James Mancuso.

Thomas E. Callicrate has served as Director since August 2002 and Vice President of Exploration since November 2003. Mr. Callicrate has served as President, Secretary and Treasurer of Mountain Gold Exploration, Inc. since 1988, a private industrial and precious metal consulting exploration corporation. In addition, from March 1998 to August 2001, Mr. Callicrate served as Consultant and V. P. Exploration for Trend Mining Corporation in Reno, Nevada. As Vice President of Exploration with Trend Mining Corporation, Mr. Callicrate directed and managed a platinum group elements exploration program in North America. Prior to joining Trend Mining Corporation, Mr. Callicrate served as District Geologist, from September 1996 to March 1998 with Romarco Minerals, Inc. managing a precious metal exploration program in Nevada. Mr. Callicrate worked for the Kennecott Exploration Corporation, serving as Consultant and Senior Geologist from 1990 to 1996 managing the Walker Lane Exploration Program and several advanced gold projects. Mr. Callicrate has also served as Director of Nevada Natural Stone Supply, Inc., a private industrial stone Corporation since February 1999.

Douglas J. Newby was appointed as Executive Vice President, effective March 1, 2005 and has served as Director since January 2004. Mr. Newby also served as interim Chief Financial Officer in March 2005. Mr. Newby has been President of Proteus Capital Corp., a corporate advisory firm that specializes in the natural resource industries, since July 2001. Mr. Newby served as Managing Director of Proteus Consultants Ltd. from January 1991 to July 2001 and Managing Partner of Moyes Newby & Co., Inc. from April 1994 to December 1998, both of which provided corporate advisory services primarily to the international energy and mining industries. Since January 2004, Mr. Newby has served as Vice-President of Cadence Resource Corporation, an oil and gas exploration and development corporation. Before forming Proteus Consultants Ltd., Mr. Newby held senior positions with the investment banking firms of S.G. Warburg & Co., Inc., Morgan Grenfell & Co., and James Capel & Co.

Gerald B. Ruth has served as a Director since May 2004. Since 2003, Mr. Ruth has been an independent consultant providing strategic corporate advisory services focusing on capital markets and corporate finance. From 1988 to 2003, Mr. Ruth held various positions at the Toronto Stock Exchange, where he served as head of Listings from 1997 to 2003 and was responsible for leading and directing all operations, policy development, and general management within the Listings group. Previously, Mr. Ruth was Listings Manager from 1990 to 1996 where he was responsible for managing original listing applications at the exchange. From 1988 to 1990, Mr. Ruth held the position of Investigator, Member Regulation where he was responsible for investigating matters of compliance with exchange requirements. Mr. Ruth is a Chartered Accountant who previously worked in private practice with KPMG Peat Marwick and Coopers and Lybrand.

Lawrence J. O’Connor has served as Vice President of Operations since January 2004. From August 1997 through January 2004, Mr. O’Connor served as Vice President and then President of Nevada Colca Gold Inc., a privately owned gold exploration and mine development Corporation. He started TerraBor Inc. in August 1999, a horizontal directional drilling service Corporation, and served as President of that corporation through January 2004. From June of 1994 through July of 1997, Mr. O’Connor was General Manager for Eldorado Gold Corp. where he developed the corporation’s startup operations in Mexico into a 60,000 ounce of gold per year producer.

Becky Corigliano was appointed as Chief Financial Officer, Secretary and Treasurer on March 1, 2005. Ms. Corigliano has also served as Finance Manager since October 2004. Ms. Corigliano has served as the Treasurer/Secretary and Acting Chief Financial Officer of Little Squaw Gold Mining Company since November 1, 2003, and was appointed Chief Financial Officer on March 4, 2004. She also works part-time as Chief Financial Officer for Marifil Mines Limited, a mineral exploration company listed on the Toronto Ventures Exchange, where she has served since November 1, 2004. Ms. Corigliano worked for Apollo Gold Inc., previously known as Pegasus Gold Corporation, from 1985 to 2003, most recently as Assistant Treasurer/Assistant Secretary. Ms. Corigliano earned a B.A. degree in accounting from Whitworth College in Spokane, Washington.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Section 240.16a-3 during the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of any class of our equity securities of registered pursuant to Section 12 of the Exchange Act, (reporting person) failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year, except as follows:

Form 3	for	Mr. Callicrate (1 transaction);
Mr. James Mancuso (1 transaction);
Mr. Thomas K. Mancuso (1 transaction);
Mr. Newby (1 transaction);
Mr. O’Connor (1 transaction);
Mr. Ruth (1 transaction);
Mr. Shonnard (1 transaction);
Newmont Mining Corporation (1 transaction);

Form 4	for	Mr. Callicrate (1 transaction);
Mr. James Mancuso (1 transaction);
Mr. Thomas K. Mancuso (1 transaction);
Mr. Newby (1 transaction);
Mr. O’Connor (1 transaction);
Mr. Ruth (1 transaction);
Mr. Shonnard (1 transaction)

Board Committees

Our board of directors has formed four committees, the Audit Committee, the Compensation Committee, the Corporate Governance Committee and the Technical Committee. The board of directors intends to adopt committee charters and to begin holding regularly scheduled board of directors and committee meetings in 2005.

The Audit Committee consists of James Mancuso, Douglas J. Newby and Gerald B. Ruth. The Audit Committee’s principal responsibilities consist of:

•	recommending the selection of independent auditors,
•	reviewing the scope of the audit conducted by the auditors, as well as the audit itself,
•	reviewing our internal audit activities and matters concerning financial reporting, accounting and audit procedures, and policies generally, and
•	monitoring the independence and performance of our independent auditors and internal auditors.

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about audit committee financial experts. The board of directors of the Company has not determined that any of the three audit committee members meet the narrow SEC definition of “audit committee financial expert;” however, the board of directors believes that all three members of the audit committee are able to read and understand financial statements and have employment experience in finance or accounting, or other comparable experience, which results in financial sophistication, including as an executive officer with financial oversight responsibilities.

The current members of the Audit Committee include one individual who has varied experience in the finance and investment banking industry and one individual who is a Charted Accountant. A third member of the Audit Committee had served as Chief Executive Officer of a publicly traded precious metals exploration and production company and in senior executive positions in other companies in the mining and minerals industries. The board of directors believes all three members of the Audit Committee have the ability to read and understand financial statements and an understanding of the retail industry appropriate to perform their audit committee duties. The Company may consider the addition of an audit committee member in the future meeting the audit committee financial expert definition adopted by the SEC or determine that a current audit committee member meets the definition.

The Compensation Committee consists of James Mancuso, Douglas J. Newby and Gerald B. Ruth. The Compensation Committee’s principal responsibilities consist of:

•	administering any option or other stock-based compensation plans we implement and overseeing the granting of stock options,
•	reviewing and approving compensation for executive officers, and
•	reviewing board of directors member compensation.

The Corporate Governance Committee consists of James Mancuso, Douglas J. Newby and Gerald B. Ruth. The Corporate Governance Committee’s principal responsibilities consist of:

•	maintaining oversight of the operation and effectiveness of the board of directors and the corporate governance and management of us;
•	identifying persons qualified to become directors and recommending to the board of directors nominees for election as directors, and
•	developing and recommending to the board of directors corporate governance principles.

The Technical Committee consists of Thomas E. Callicrate and James Mancuso. The Technical Committee’s principal responsibilities consist of evaluating acquisition, exploration and development opportunities.

Director Compensation

We have established a compensation plan for our non-management directors. The Chairman receives a stipend of $7,500 per quarter, and non-management directors receive $5,000 per quarter.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions. Given our current operations, management does not believe a code of ethics is necessary at this stage of our development.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding all compensation awarded to, earned by or paid to our chief executive officer and each of our other executive officers who earned more than $100,000 during fiscal years 2004, 2003 and 2002.

	Annual Compensation		Long Term Compensation
			Securities
			Underlying	All Other
Name And		Salary	Options/SAR’s	Compensation
Principal Position	Year	($)	(#)	($)
Thomas K. Mancuso	2004	$116,300	400,000	$-
President	2003	68,000	-	6,000(1)
	2002(2)	12,000	-	18,000(3)
Thomas E. Callicrate	2004	$93,300	400,000	$-
Vice President Exploration	2003	58,200(5)	-	16,750(4)

Mark C. Shonnard	2004(6)(7)	$90,000	650,000	$-
Chief Financial Officer

Lawrence J. O’Connor	2004(6)	$101,300	575,000	$-
Vice President Operations

(1)	Consists of 20,000 units, comprised of one share of our common stock and one warrant to purchase one share of our common stock at $0.45 per share, valued at $.30 per share at the time of issuance.
(2)	For the period beginning August 2002 through December 2002. Mr. Mancuso joined the Company in August 2002.
(3)	Consists of 60,000 units, comprised of one share of our common stock and one warrant to purchase one share of our common stock at $0.45 per share, valued at $.30 per unit at the time of issuance.
(4)
Consists of 55,832 units, comprised of one share of out common stock and one warrant to purchase one share of our common stock at $0.45 per share, valued at $.030 per unit at the time of issuance. The units were issued to Mountain Gold Exploration, Inc. of which Mr. Callicrate is the President, Secretary and Director.

(5)
Consists of consulting fees paid to Mountain Gold Exploration, Inc., of which Mr. Callicrate is the President, Secretary and Director, and salary paid directly to Mr. Callicrate. Mr. Callicrate has been a Director since August 2002 and Vice President of Exploration since November 2003.

(6)	Mr. Shonnard and Mr. O’Connor joined the Company in January 2004.
(7)	Mr. Shonnard tendered his resignation effective February 28, 2005.

Option/SAR Grants in Last Fiscal Year
Individual Grants

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date
Thomas K. Mancuso	150,000	5.38%	$1.00	1/22/2009
	100,000	3.58%	$0.75	9/1/2014
	75,000	2.69%	$0.75	3/1/2015
	75,000	2.69%	$0.75	9/1/2015
Thomas E. Callicrate	150,000	5.38%	$1.00	1/22/2009
	100,000	3.58%	$0.75	9/1/2014
	75,000	2.69%	$0.75	3/1/2015
	75,000	2.69%	$0.75	9/1/2015
Mark C. Shonnard(1)	50,000	1.79%	$1.00	1/1/2007
	150,000	5.38%	$0.65	7/1/2007
	150,000	5.38%	$1.00	1/1/2008
	100,000	3.58%	$1.00	1/22/2009
	100,000	3.58%	$0.75	9/1/2014
	50,000	1.79%	$0.75	3/1/2015
	50,000	1.79%	$0.75	9/1/2015
Lawrence J. O’Connor	75,000	2.69%	$1.00	1/23/2007
	150,000	5.38%	$0.62	7/23/2007
	150,000	5.38%	$1.00	1/23/2008
	100,000	3.58%	$0.75	9/1/2014
	50,000	1.79%	$0.75	3/1/2015
	50,000	1.79%	$0.75	9/1/2015

(1) Mr. Shonnard tendered his resignation effective February 28, 2005.

Employment Agreements

On December 17, 2004, we entered into an employment agreement with Thomas Callicrate, our Vice President of Exploration, and on December 23, 2004, we entered into employment agreements with Thomas K. Mancuso, our President, and Lawrence J. O’Connor, our Vice President of Operations. Each employment agreement was dated as of January 1, 2004.

Term

The employment agreements each have an initial term ending on January 1, 2005, automatically renewing for an additional year unless terminated by either party.

Compensation

The employment agreements provide that the compensation committee of our board of directors will review their compensation annually. Any adjustments will be made by our board of directors based on the recommendation of the compensation committee. The employment agreements also provide that the executive will be entitled to health, dental, 401(k) plan, disability insurance benefits, holidays and vacation days, and that we provide a life insurance policy to pay to the employee’s estate compensation of his current base salary. In addition, the employment agreements provide that the executives are eligible for stock options as may be recommended by the compensation committee and approved by the board of directors.

Termination

We may terminate the employment agreements without cause at any time. Upon termination we must pay to the executive an amount equal to his current base salary plus one month of pay for each year of employment. The agreements provide that upon termination, all benefits under the employment agreements continue in force and effect for 6 months from the date of termination, and the executive’s warrants and options shall immediately be vested.

Each executive may terminate his employment on 30 days’ written notice. The executive will have 30 days to exercise any vested warrants or options.

Each executive may be terminated by us at any time for cause with no severance to the executive. Cause is defined as:

•	our bankruptcy;

•	criminal activity or other serious misconduct of the executive;

•	material breach of the employment agreement by the executive;

•	failure of the executive to perform the essential duties of the position;

•	gross negligence or dishonesty in the performance of the executive’s duties under his employment agreement;

•	the executive’s willful violation of any of our policies in effect from time to time; or

•	the executive’s engaging in conduct or activities that materially conflicts with our interests, injures us, or materially interferes with his duties owed to us.

In the case of a change in control, the executives will be entitled to severance in an amount equal to one and a half times his current base salary plus one month of pay for each year of employment within 30 days of his notice of termination. The Company will continue in force and effect for one and a half years from the date of termination all benefits, and each executive’s warrants and options shall immediately be vested. However, if the executive is offered and accepts employment with the successor company on similar or more favorable financial terms as his current employment with us, this provision will not be applicable. A change in control will be deemed to occur when we are purchased by another company or merge with another company resulting in change of management.

Noncompetition

Each executive has agreed that for a period of two years after leaving us, the executive will not solicit our employees. In addition, the employment agreements provide that each executive is restricted from acquiring property within two miles of our properties held at the time of the executive’s termination.

Report on Re-pricing of Options

In September 2004, our board of directors reviewed options granted to certain of our executive officers with exercise prices then equal to current market price per share on the date vested. The board of directors determined that the exercise price should be set at the date of grant rather than the date of vesting. The board of directors concluded that it is important and cost-effective to provide equity incentives to our executive officers to improve our performance and the value of our company for our shareholders.

On balance, considering all of these factors, the board of directors determined it to be in our best interest and our shareholders’ best interest to conform the outstanding options to the board of directors’ policy to set option exercise prices at the date of grant rather than the date of vesting.

As a consequence, on September 1, 2004, the board of directors approved the repricing of the options granted to Mark C. Shonnard and Lawrence J. O’Connor in December 2003 and January 2004, respectively. These options to purchase 150,000 shares of our common stock previously granted to each of Mr. Shonnard and Mr. O’Connor were repriced to an exercise price of $1.00 per share based on the board of directors’ determination of the value of the company and the recent private placement of our securities at $0.80.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 1, 2005, regarding the beneficial ownership of our common stock by:

•	each person or entity known by us to own beneficially more than 5%, in the aggregate, of our outstanding common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our current directors and executive officers as a group.

The percentages shown are calculated based on 38,796,809 shares of common stock outstanding on March 1, 2005. The numbers and percentages shown include the shares actually owned as of March 1, 2005, and the shares that the identified person or group has the right to acquire within 60 days of such date. In calculating the percentage ownership, all shares that the identified person or group has the right to acquire within 60 days of March 1, 2005, upon exercise of options are deemed to be outstanding for the purpose of computing the percentage of shares owned by that person or group, but are not deemed to be outstanding for the purpose of computing the percentage of shares owned by any other person or group.

Except as otherwise indicated, each person named in the table has sole voting and investment power with respect to all of the shares of our common stock beneficially owned by them. Except as otherwise indicated, the address for each shareholder is c/o Western Goldfields, Inc., 961 Matley Lane, Suite 120, Reno, Nevada 89502.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares

Thomas K. Mancuso	1,285,000(1)	3.3%
Thomas Callicrate	1,286,664(2)	3.3%
Douglas J. Newby	704,334(3)	1.8%
Gerald B. Ruth	684,585(4)	1.8%
James Mancuso	625,000(5)	1.6%
Mark C. Shonnard	600,000(6)	1.5%
Lawrence J. O’Connor	525,000(7)	1.3%
Nirland Limited	7,500,000(8)	18.2%
Newmont Mining Corporation	5,949,278(9)	14.4%
RAB Special Situations, LP	3,995,853(10)	9.9%
City Natural Resources High Yield Trust plc	2,812,500(11)	7.1%

All directors and executive officers as a group (7 persons) (1)(2)(3)(4)(5)(6)(7)	5,710,583	13.5%

*	Less than 1%
(1)	Includes options to purchase 325,000 shares of our common stock and warrants to purchase 80,000 shares of our common stock.
(2)
Includes 918,332 shares and warrants to purchase 55,832 shares of our common stock held in the name of Mountain Gold Exploration, Inc., a corporation of which Mr. Callicrate is the sole officer, director and shareholder. Also includes options to purchase 325,000 shares of our common stock.

(3)
Includes 154,334 shares and warrants to purchase 250,000 shares of our common stock held by Proteus Capital Corp. Mr. Newby is the President of Proteus Capital Corp. Also includes options to purchase 300,000 shares of our common stock.

(4)
Consists of options to purchase 300,000 shares of our common stock, 207,668 shares of our common stock and 100,000 shares of our common stock issuable upon the exercise of warrants held in the name of Muriel A. Ruth, Mr. Ruth’s mother, over which Mr. Ruth has dispositive control, and 51,917 shares of our common stock and 25,000 shares of our common stock issuable upon the exercise of warrants held in the name of Sandra Meddick-Ruth, Mr. Ruth’s wife, over which Mr. Ruth has dispositive control.

(5)	Consists of options to purchase 625,000 shares of our common stock.
(6)	Consists of options to purchase 600,000 shares of our common stock.
(7)	Consists of options to purchase 525,000 shares of our common stock.
(8)
Includes warrants to purchase 2,500,000 shares of our common stock. We have been advised that Linda Rowland is the Managing Director of Nirland Limited with dispositive and voting power over the shares held by Nirland Limited. The address of Nirland Limited is The Old Stables, Rue a l’Or, St. Peter Port, Guernsey, Channel Islands GY1 1QG.

(9)
Includes warrants to purchase 2,494,810 shares of our common stock. The board of directors of Newmont Mining Corporation has dispositive and voting power over the shares held by Newmont Mining Corporation. The board of directors of Newmont Mining Corporation consists of Glen A. Barton, Vincent A. Calarco, Michael S. Hamson, Leo I. Higdon, Jr., Pierre Lassonde, Robert J. Miller, Wayne W. Murdy, Robin A. Plumbridge, John B. Prescott, Michael K. Reilly, Seymour Schulich, James V. Taranik. The address of Newmont Mining Corporation is 1700 Lincoln Street, Denver, Colorado 80203.

(10)
Includes warrants to purchase 1,250,000 shares of our common stock and 150,000 shares of our common stock issuable upon conversion of shares of our series “A-1” convertible preferred stock. The series “A-1” convertible preferred stock is not convertible if as a result of a conversion, the holder would then become a “ten percent beneficial owner” of our common stock, as defined in Rule 16a-2 under the Securities Exchange Act of 1934. We have been advised that William P. Richards is the director of RAB Special Situations LP, with dispositive and voting power over the shares held by RAB Special Situations LP. The address of RAB Special Situations LP is c/o RAB Capital, 1 Adam Street, London WC2N 6LE, United Kingdom.

(11)
Includes warrants to purchase 937,500 shares of our common stock. We have been advised that A.R. Burrows is the Chief Investment Director of City Natural Resources High Yield Trust plc with dispositive and voting power over the shares held by City Natural Resources High Yield Trust plc. The address of City Natural Resources High Yield Trust plc is One Bow Churchyard, Cheapside, London, England EC4M 9HH.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2002, we acquired the Gold Point Mine mining claims from Western Continental, Inc. in exchange for 250,000 shares of our common stock valued at $112,500, assumption of liabilities of $5,000, mining claims valued at $15,000, 141,875 shares of Grand Central Silvers Mines we owned valued at approximately $28,375 and $2,500 cash. Western Continental, Inc. was controlled by William L. Campbell, its President, who served as our President prior to August 24, 2002.

In September 2002, we borrowed $10,000 from Dotson Exploration Company. We repaid the amount in full in June 2003. In April 2003, we paid a consulting fee of $20,000 to Dotson Exploration Company. John P. Ryan, our Chief Financial Officer, Secretary and Director from August 2002 until March 2004, and Howard M. Crosby, our Vice President and Director from August 2002 until January 2004, are each officers and directors of Dotson Exploration Company.

In December 2002, we acquired 2.5 million shares of common stock of Trend Mining Company for an aggregate purchase price of $250,000 in a private placement conducted by Trend Mining Company. Mr. Ryan was a director and officer of Trend Mining Company and our Chief Financial Officer, Secretary and Director at the time of purchase. We have since disposed of those shares in private transactions for an aggregate amount of $220,147. John P. Ryan and Howard M. Crosby purchased 165,589 and 35,000 of the shares of Trend Mining Company common stock, respectively, for a purchase price of $14,075 and $2,975, respectively. In October 2003, we loaned $40,000 to Trend Mining Company pursuant to a promissory note that was non-interest bearing and was due on demand. The note has been repaid.

In December 2002, we entered into a ten-year lease agreement with Mountain Gold Exploration, Inc. and Lane A. Griffin under which we acquired the exploration, development, financing, mining and marketing rights of precious and base metals for the Lincoln Hill Mine. The term of the lease agreement may extend for a period of up to fifty years as long as we continue to make advanced royalty payments under the lease agreement. Thomas E. Callicrate, our Vice President of Exploration and Director, is the President, Secretary and Treasurer of Mountain Gold Exploration, Inc.

In consideration for the rights to the Lincoln Hill Mine, we issued 25,000 shares of our common stock to Mountain Gold Exploration, Inc. and 50,000 shares of our common stock to Lane A. Griffin. In addition, we agreed to pay:

•	a 1% net smelter royalty to each of Mountain Gold Exploration, Inc. and Lane Griffin from the claims set forth in the lease agreement; and

•
a 1/2% net smelter royalty to each of Mountain Gold Exploration, Inc. and Lane Griffin from the claims outside the claims set forth in the lease agreement but within the one mile boundary of those claims.

The lease agreement provides for us to make annual advance royalty payments ranging from $20,000 on the first anniversary of the lease agreement to $100,000 on the fifth anniversary of the lease agreement and each year thereafter. The lease agreement also provides for our minimum yearly work obligations ranging from $10,000 before for the first anniversary of the lease agreement to $100,000 for the year prior to the sixth anniversary of the lease agreement and each year thereafter. We have the option to purchase one percent of the two percent net smelter royalty for $1,000,000 within two years of the effective date of the lease agreement.

In December 2002, we closed a private placement of units consisting of one share of our common stock and a warrant to purchase one share of our common stock. The purchase price per unit in the private placement was $0.30, and the warrants are exercisable until February 1, 2005 at an exercise price of $0.45 per share. We sold 1,771,669 units for gross proceeds to us of $531,500. We agreed, under certain circumstances, to register under the Securities Act of 1933, as amended, the shares issued or issuable in the private placement. These registration rights expired in June 2003.

In January and February 2003 certain of our officers and directors were granted units, consisting of one share of our common stock and a warrant or options to purchase one share of our common stock, for services rendered. The warrants and options are exercisable until February 2005 at an exercise price of $0.45 per share. We issued the units to:
•	Thomas K. Mancuso, our President and Director, who received 80,000 units;

•	John P. Ryan, then our Chief Financial Officer, Secretary and Director, who received 40,000 units;

•	Howard M. Crosby, then our Vice President and Director, who received 33,334 units;

•
Mountain Gold Exploration, Inc. which received 55,832 units. Thomas E. Callicrate, our Vice President of Exploration and Director, is the President, Secretary and Director of Mountain Gold Exploration, Inc.; and

•	Guma Aguilar, who was previously our Director, received 83,334 units.

In September 2003, Western Mesquite Mines, Inc., our wholly-owned subsidiary, entered into an agreement with Harrison Western Construction Corporation for the operation of the Mesquite Mine. The agreement had six month terms that were automatically renewed unless terminated by one of the parties. Harrison Western Construction Corporation agreed to provide technical, administrative and operational services to operate and maintain the operations of the Mesquite Mine or costs plus a fee of 10% of the reimbursable costs. In addition, we have agreed to provide an additional management fee of $10,000 per month to cover certain administrative and communications functions. We terminated the agreement in May 2004. Kenneth A. Brunk, who served as our Director from August 2002 until July 2004, is the President and Chief Executive Officer of Harrison Western Construction Corporation.

In July 2003, James Mancuso joined our board of directors. In connection with his joining our board of directors, we issued to Mr. Mancuso the following options to purchase shares of our common stock, in each case exercisable for a period of five years from the date of vesting:

•	200,000 shares exercisable immediately at an exercise price of $0.50 per share;

•	100,000 shares exercisable after six months from the date of grant at an exercise price of $0.75 per share;

•	75,000 shares exercisable after 15 months from the date of grant at an exercise price of $1.00 per share; and

•	75,000 shares exercisable after 20 months from the date of grant at an exercise price of $1.00 per share.

In August 2003, Kenneth A. Brunk joined our board of directors. Mr. Brunk resigned from our board of directors in July 2004. In connection with his joining our board of directors, we issued to Mr. Brunk the following options to purchase shares of our common stock, in each case exercisable for a period of five years from the date of vesting:

•	75,000 shares exercisable immediately at an exercise price of $0.50 per share;

•	75,000 shares exercisable after six months from the date of grant at an exercise price of $0.75 per share;

•	50,000 shares exercisable after 15 months from the date of grant at an exercise price of $1.00 per share; and

•	50,000 shares exercisable after 20 months from the date of grant at an exercise price of $1.00 per share.

In early 2003 we began exploring the possibility of acquiring the Mesquite Mine in Imperial County, California from Newmont Mining Corporation and a subsidiary of Newmont Mining Corporation. In July 2003, we issued 111,859 shares of our common stock to Newmont Mining Corporation for an exclusive option to purchase the Mesquite Mine. In November 2003 we completed the purchase of the Mesquite Mine from Newmont Mining Corporation for:

•	assumption of reclamation responsibility and provision of approximately $7.8 million in reclamation bonds to various governmental authorities;

•
additional shares of our common stock and warrants to purchase our common stock. As a result of the transaction, Newmont Mining Corporation owns 3,454,468 shares of our common stock and warrants to purchase an additional 8,091,180 shares of our common stock, subject to anti-dilution adjustments;

•	a perpetual net smelter return royalty ranging from 0.5% to 2.0% on any newly mined ore; and

•
a net operating cash flow royalty equal to 50% of the proceeds received, minus certain operating costs, capital expenses and other allowances and adjustments, from the sale of ore or products derived from ore that was placed on the heap leach pads as of the acquisition date.

In June 2003, October 2003, and March 2004, we issued 8,334, 12,000 and 9,000 shares of our common stock, respectively, to Proteus Capital Corp. in consideration for corporate advisory services with respect to our acquisition of the Mesquite Mine and negotiation of the credit facility with RMB Resources (Dublin) Ltd. Proteus Capital Corp. also received warrants to purchase 50,000 shares of our common stock with an exercise price of $1.70 per share exercisable for four years from the date of issuance. In addition, we issued to Proteus Capital Corp. 125,000 shares at $0.80 and warrants to purchase an additional 200,000 shares of our common stock an exercise price of $1.00 per share exercisable for four years from the date of the closing of our acquisition of the Mesquite Mine in consideration for corporate advisory services with respect to our acquisition of the Mesquite Mine and negotiation of the credit facility with RMB Resources (Dublin) Ltd. We currently pay a monthly advisory fee to Proteus Capital Corp. of $4,000. In connection with Mr. Newby’s appointment as Executive Vice President and interim Chief Financial Officer, this monthly advisory fee will increase to $7,500.

In January 2004, Douglas J. Newby joined our board of directors. In connection with his joining our board of directors, we issued to Mr. Newby the following options to purchase shares of our common stock, in each case exercisable for a five year period from the date of vesting:

•	75,000 shares exercisable immediately at an exercise price of $0.50 per share;

•	75,000 shares exercisable after six months from the date of grant at an exercise price of $0.75 per share;

•	50,000 shares exercisable after 15 months from the date of grant at an exercise price of $1.00 per share; and

•	50,000 shares exercisable after 20 months from the date of grant at an exercise price of $1.00 per share.

In January 2004, we hired Mark C. Shonnard as our Chief Financial Officer, Secretary and Treasurer. In connection with his hiring, we issued to Mr. Shonnard the following options to purchase shares of our common stock, in each case exercisable for a three year period from the date of vesting:

•	50,000 shares exercisable immediately at an exercise price of $1.00 per share;

•	150,000 shares exercisable after six months from the date of grant at an exercise price at the then current market price per share; and

•	150,000 shares exercisable after 12 months from the date of grant at an exercise price of the then current market price per share.

Mr. Shonnard was also granted options to purchase shares of our common stock, exercisable for a five year period from the date of vesting, in the amount of 100,000 shares exercisable immediately at an exercise price of $1.00 per share. Mr. Shonnard resigned in February 2005.

In January 2004, we hired Lawrence J. O’Connor as our Vice President of Operations. In connection with his hiring, we issued to Mr. O’Connor the following options to purchase shares of our common stock, in each case exercisable for a three year period from the date of vesting:

•	75,000 shares exercisable immediately at an exercise price of $1.00 per share;

•	150,000 shares exercisable after six months from the date of grant at an exercise price of the then current market price per share; and

•	150,000 shares exercisable after 12 months from the date of grant at an exercise price of the then current market price per share.

In January 2004, we issued options to purchase shares of our common stock, exercisable for a five year period from the date of vesting at an exercise price of $1.00 per share, in the amounts of 150,000 shares, 150,000 shares and 75,000 shares, respectively, to our directors Thomas K. Mancuso, Thomas Callicrate and John P. Ryan. Mr. Ryan subsequently resigned from our board of directors.

In April 2004, we issued warrants to purchase 150,000 shares of our common stock to Harrison Western Construction Company in connection with the management contract for the Mesquite Mine. The warrants are exercisable for $1.00 per share for a period of three years. Kenneth A. Brunk is the President and CEO of Harrison Western Construction Company. Mr. Brunk subsequently resigned from our board of directors.

In May 2004, Gerald B. Ruth joined our board of directors. In connection with his joining our board of directors, we issued to Mr. Ruth the following options to purchase shares of our common stock, in each case exercisable for a five year period from the date of vesting:

•	75,000 shares exercisable immediately at an exercise price of $0.50 per share;

•	75,000 shares exercisable after six months from the date of grant at an exercise price of $0.75 per share;

•	50,000 shares exercisable after 15 months from the date of grant at an exercise price of $1.00 per share; and

•	50,000 shares exercisable after 20 months from the date of grant at an exercise price of $1.00 per share.

In September 2004, we issued options to purchase shares of our common stock to our directors and executive officers, in each case exercisable for a ten year period from the date of vesting at an exercise price of $0.75 per share:

Officer/Director	Option Shares	Vesting
Thomas K. Mancuso	100,000	Immediately
	75,000	6 months after grant
	75,000	12 months after grant

Thomas E. Callicrate	100,000	Immediately
	75,000	6 months after grant
	75,000	12 months after grant

James Mancuso	100,000	Immediately
	50,000	6 months after grant
	50,000	12 months after grant

Douglas J. Newby	100,000	Immediately
	50,000	6 months after grant
	50,000	12 months after grant

Gerald B. Ruth	100,000	Immediately
	50,000	6 months after grant
	50,000	12 months after grant

Mark C. Shonnard	100,000	Immediately
	50,000	6 months after grant
	50,000	12 months after grant

Lawrence J. O’Connor	100,000	Immediately
	50,000	6 months after grant
	50,000	12 months after grant

Prior to January 1, 2004, officers of the Company were compensated for their services as independent consultants on a monthly basis. As of December 31, 2004 and 2003, $-0- and $33,228, respectively, were accrued for these services.

On December 31, 2004, we entered into a subscription agreement with RAB Special Situations, LP Special Situations, LP. Pursuant to the subscription agreement, we issued and sold to RAB Special Situations, LP 1,000,000 shares of our series “A-1” convertible preferred stock and warrants to purchase up to 500,000 shares of our series “A-1” convertible preferred stock for an aggregate purchase price of $500,000. The warrants issued under the subscription agreement entitle the holder to purchase up to 500,000 shares of series “A-1” convertible preferred stock at an exercise price per share of $0.60. The warrants are exercisable for a period of two years at any time on or after December 31, 2004. The number of shares of series “A-1” convertible preferred stock and the purchase price per share of series “A-1” convertible preferred stock are subject to adjustment from time to time under certain circumstances. In connection with the subscription agreement, we entered in a registration rights agreement, pursuant to which, we agreed under certain circumstances to register under the Securities Act of 1933, the shares of common stock issuable upon conversion or exercise of the securities sold in the transaction.

ITEM 13. EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed as part of this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by HJ & Associates LLC for professional services for the audit of the 2004 annual financial statements of the Company were $36,182. The aggregate fees of $82,805 billed by Williams & Webster, P.S. in 2004 were for services to review the audited 2003 annual financial statements of the Company.

Audit-Related Fees

None

Tax Fees
The aggregate fees of $1,445 billed by Williams & Webster, P.S. in 2004 were for services to prepare the 2003 income tax return.

All Other Fees
The aggregate fees of $21,894 billed by Williams & Webster, P.S. in 2004 were for services to review the 2004 quarterly financial statements of the Company and a Form SB-2 filing.

The Audit Committee reviews and approves audit and permissible non-audit services performed by its independent auditors, as well as the fees charged for such services. In its review of non-audit service fees and the appointment of its independent auditors as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining its auditors’ independence. All of the services provided and fees charged by its independent auditors in 2004 were pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed its behalf by the undersigned, thereunto duly authorized.

WESTERN GOLDFIELDS, INC.

By:	/s/ Thomas K. Mancuso
Thomas K. Mancuso, President

Pursuant to the requirements of the Exchange Ac, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas K. Mancuso	President and Director	April 13, 2005
Thomas K. Mancuso	(Principal Executive Officer)

/s/ Becky Corigliano	Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)	April 13, 2005
Becky Corigliano

/s/ James Mancuso	Chairman of the Board of Directors	April 13, 2005
James Mancuso

/s/ Thomas E. Callicrate	Director and Vice President of Exploration	April 13, 2005
Thomas E. Callicrate

/s/ Douglas J. Newby	Director, Executive Vice President	April 13, 2005
Douglas J. Newby

/s/ Gerald B. Ruth	Director	April 13, 2005
Gerald B. Ruth

INDEX TO EXHIBITS

Exhibit No.	Document Description
3.1(1)	Articles of Incorporation, as amended, of Western Goldfields, Inc.
3.1.1(4)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)
3.1.2(5)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)
3.2(1)	Bylaws of Western Goldfields, Inc.
4.1(1)	Form of Stock Purchase Warrant by Western Goldfields, Inc. in favor of the Investors in the November-December 2003 Private Placement
4.2(1)	Warrant, dated November 5, 2003, by Western Goldfields, Inc. in favor of RMB Resources Limited (included in Schedule 5 to Exhibit 10.2)
4.3(1)	Warrant, dated November 7, 2003, by Western Goldfields, Inc. in favor of Hospah Coal Company
4.4(1)	Warrant, dated March 16, 2004, by Western Goldfields, Inc. in favor of Hospah Coal Company
10.1(1)	Registration Rights Agreement between Western Goldfields, Inc. and the Investors in the November-December 2003 Private Placement
10.2(1)	Facility Agreement, dated as of November 5, 2003, between Western Mesquite Mines, Inc., Each party listed in schedule 1 as a Guarantor, RMB International (Dublin) Limited and RMB Resources Limited
10.3(1)	Security Agreement, dated as of November 5, 2003, between Western Mesquite Mines, Inc., RMB International (Dublin) Limited and RMB Resources Limited
10.4(1)	Mortgage, Security Agreement, Assignment and Financing Statement, dated as of November 7, 2003, from Western Mesquite Mines, Inc. to RMB International (Dublin) Limited and RMB Resources Limited
10.5(1)	Pledge Agreement, dated as of November 5, 2003, between Western Goldfields, Inc., RMB International (Dublin) Limited and RMB Resources Limited
10.6(1)	Deposit Account Control Agreement, dated as of November 5, 2003, by and between RMB International (Dublin) Limited, RMB Resources Limited, Western Mesquite Mines, Inc. and Baker Boyer National Bank
10.7(1)	Deed of Guarantee and Indemnity, dated as of November 5, 2003, between RMB Resources Limited, RMB International (Dublin) Limited and The companies described in the schedule as Guarantors
10.8(1)	Management Side Agreement, dated as of November 5, 2003, between RMB Resources Limited, RMB International (Dublin) Limited, Western Mesquite Mines, Inc. and Harrison Western Construction Corporation
10.9(1)	Agreement, dated as of September 1, 2003, between Western Mesquite Mines, Inc. and Harrison Western Construction Corporation
10.10(1)	Asset Purchase Agreement, dated effective November 7, 2003, among Western Mesquite Mines, Inc., Western Goldfields, Inc., Hospah Coal Company, and Newmont USA Limited dba Newmont Mining Corporation
10.11(1)	Registration Rights Agreement, dated as of November 7, 2003, between Western Goldfields, Inc. and Hospah Coal Company
10.11.1(1)	Agreement Regarding Return of Shares, dated January 20, 2004, by and between Western Goldfields, Inc. and Hospah Coal Company
10.12(1)	Net Operating Cash Flow Royalty Agreement, dated November 7, 2003, between Western Mesquite Mines, Inc. and Hospah Coal Company
10.13(1)	Royalty Agreement, dated November 7, 2003, between Western Mesquite Mines, Inc. and Hospah Coal Company
10.14(1)	Guaranty, dated November 7, 2003, by Western Goldfields, Inc. in favor of Newmont USA Limited and Hospah Coal Company
10.15(1)	Exploration and Mining Lease Agreement, dated December 23, 2002, between Mountain Gold Exploration, Inc, Lane A. Griffin and Western Goldfields, Inc.

10.16(1)	Agreement, dated April 25, 2003, by and among Western Goldfields, Inc. and Electrum L.L.C.
10.17(1)	Business Consultant Agreement, dated September 28, 2003, between MGI Fund-Raising Consultants and Western Goldfields, Inc.
10.18(1)	Mineral Lease and Landfill Facilities Lease Agreement, dated as of June 11, 1993, by and between Hanson Natural Resources Company, Hospah Coal Company and Santa Fe Pacific Minerals Corporation
10.19(1)	Refining Agreement, dated December 1, 2003, by and between Western Goldfields, Inc. and Johnson Matthey Inc.
10.20.1(1)

Statement of Intent and Confidentiality Agreement, dated January 23, 2004, by and between the Selnek-is Tem-Al Corporation on behalf of the Torres Martinez Desert Cahuilla Indians and Western Goldfields, Inc.

10.20.2(1)	Letter Agreement, dated April 7, 2004, from Western Goldfields, Inc. and accepted and agreed to by the Torres Martinez Desert Cahuilla Indian Tribe
10.20.3(1)	Letter Agreement dated July 12, 2004, from Western Goldfields, Inc. and accepted and agreed to by Selnek-is Tem-Al Corp.
10.20.4(6)	Letter Agreement dated January 10, 2005 from Western Goldfields, Inc. and accepted and agreed to by Selnek-is Tem-Al Corporation
10.21(1)	Lease Agreement, dated April 1, 2004, between Matley Plaza Limited Partnership and Western Goldfields
10.22(1)	Letter Agreement, dated April 28, 2004 from Western Goldfields, Inc. and accepted and agreed to by 321gold
10.23(1)	Letter Agreement, dated April 8, 2004, from Western Goldfields, Inc. and agreed and accepted by Coolcharm Ltd.
10.24.1(1)	Letter Agreement, dated January 7, 2004, by Western Goldfields, Inc. and La Cuesta International, Inc.
10.24.2(1)	Mining Lease, dated as of June 19, 2003, between Neil Johnson and La Cuesta International, Inc.
10.24.3(1)	Mining Lease, dated as of July 1, 2003, between Edwin C. Mealy and Mary C. Mealy and La Cuesta International, Inc.
10.25(2)	Exploration and Mining Lease Agreement, dated as of October 20, 2004, between Mountain Gold Exploration, Inc., IW Exploration Co. and Western Goldfields, Inc. (Exhibit 10.1)
10.26(3)	Mining Venture Agreement, dated November 28, 2004, between Western Goldfields, Inc. and 321Gold, Inc. (Exhibit 10.1)
10.27(5)	Subscription Agreement, dated December 31, 2004, between Western Goldfields, Inc. and RAB Special Situations, LP (Exhibit 10.1)
10.28(5)	Stock Purchase Warrant, dated December 31, 2004, by Western Goldfields, Inc. in favor of RAB Special Situations, LP (Exhibit 10.2)
10.29(5)	Registration Rights Agreement, dated December 31, 2004, by and among Western Goldfields, Inc. and RAB Special Situations, LP (Exhibit 10.3)
10.30(6)	Officer Employer Agreement, dated effective as of January 1, 2004, by and between Western Goldfields, Inc. and Thomas Mancuso
10.31(6)	Officer Employer Agreement, dated effective as of January 1, 2004, by and between Western Goldfields, Inc. and Thomas Callicrate
10.32(6)	Officer Employer Agreement, dated effective as of January 1, 2004, by and between Western Goldfields, Inc. and Lawrence O’Connor
21.1(1)	List of Subsidiaries
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Thomas K. Mancuso pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Becky Corigliano pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registration Statement on Form SB-2, as amended, of Western Goldfields, Inc., Registration No. 333-112036
(2)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004

(3)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2004
(4)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004
(5)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.'s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2005
(6)	Incorporated by reference from the Registration Statement on Form SB-2 of Western Goldfields, Inc., Registration No. 333-122426