Form 10QSB
period 2005-03-31
WESTERN GOLDFIELDS INC
filed 2005-05-23
CIK 1208038

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended: March 31, 2005

|_| Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from ____________ to ____________


                         Commission File Number: 0-50894

                            Western Goldfields, Inc.
        (Exact name of small business issuer as specified in its charter)

             Idaho                                            38-3661016
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

                           961 Matley Lane, Suite 120
                               Reno, Nevada 89502
                    (Address of principal executive offices)

                                 (775) 337-9433
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of common stock outstanding as of: April 30, 2005 was 38,891,809.

Transitional Small Business Disclosure Format (Check one): Yes  |_| No  |X|

                            WESTERN GOLDFIELDS, INC.
                                   Form 10-QSB
                                      Index

PART I.       FINANCIAL INFORMATION.............................................    1

Item 1.  Financial Information..................................................    1
     Consolidated Balance Sheets................................................    1
     Consolidated Statements of Operations and Comprehensive Income (Loss)......    2
     Consolidated Statement of Stockholders' Equity.............................    3
     Consolidated Statements of Cash Flows......................................    4
     Notes to Consolidated Financial Statements.................................    5
Item 2.  Plan of Operations.....................................................    7
Item 3.  Controls and Procedures................................................   11

PART II.      OTHER INFORMATION.................................................   12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds............   12
Item 6.  Exhibits...............................................................   13

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            Western Goldfields, Inc
                           CONSOLIDATED BALANCE SHEETS

                                                                               March 31,      December 31,
                                                                                 2005             2004
                                                                             ------------     ------------
                                                                             (Unaudited)
ASSETS
     CURRENT ASSETS
         Cash                                                                $    778,801     $  1,534,778
         Accounts receivable                                                       13,348           12,956
         Inventories                                                            1,546,574        1,574,249
         Prepaid expenses                                                         239,123          404,100
         Deposits                                                                   4,050            4,050
                                                                             ------------     ------------
             TOTAL CURRENT ASSETS                                               2,581,896        3,530,133

     Property, plant, and equipment, net of
         accumulated depreciation                                               5,609,725        5,863,944
     Construction in progress                                                      10,853               --
     Investments - remediation and reclamation                                  6,109,886        6,089,572
     Investments - other                                                               --           21,400
     Long-term deposits                                                           312,043          309,674
     Long-term prepaid expenses                                                 1,274,940        1,312,853
     Deferred loan fees and expenses, net of amortization                         115,521          208,501
                                                                             ------------     ------------

TOTAL ASSETS                                                                 $ 16,014,864     $ 17,336,077
                                                                             ============     ============

LIABILITIES & STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Accounts payable                                                    $    612,319     $    659,087
         Accrued expenses                                                         741,542          709,377
         Accrued expenses - related party                                          24,325           38,043
         Accrued interest                                                          30,937           40,000
         Loan payable, current portion                                          2,250,000        3,000,000
                                                                             ------------     ------------
             TOTAL CURRENT LIABILITIES                                          3,659,123        4,446,507
                                                                             ------------     ------------

     LONG-TERM LIABILITIES
         Reclamation and remediation liabilities                                6,358,994        6,358,994
                                                                             ------------     ------------
             TOTAL LONG-TERM  LIABILITIES                                       6,358,994        6,358,994
                                                                             ------------     ------------

     PROVISION FOR FORWARD SALES DERIVATIVE MARKED -
       TO-MARKET                                                                  395,680          678,867
                                                                             ------------     ------------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY
         Preferred stock, $0.01 par value, 25,000,000 shares authorized;
             1,000,000 and no shares issued and outstanding, respectively          10,000           10,000
         Common stock, $0.01 par value, 100,000,000 shares authorized;
             38,796,810 and 38,721,810  shares issued
             and outstanding, respectively                                        387,968          387,218
         Additional paid-in capital                                             9,933,163        9,891,305
         Additional paid-in capital preferred                                     475,000          475,000
         Stock options and warrants                                             4,888,682        4,779,018
         Accumulated deficit                                                   (9,689,466)      (9,003,365)
         Accumulated other comprehensive loss                                    (404,280)        (687,467)
                                                                             ------------     ------------
             TOTAL STOCKHOLDERS' EQUITY                                         5,601,067        5,851,709
                                                                             ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 16,014,864     $ 17,336,077
                                                                             ============     ============

       The accompanying notes are an integral part of these consolidated financial statements.

                            WESTERN GOLDFIELDS, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHERCOMPREHENSIVE LOSS


                                                                Three Months Ended March 31,
                                                                -----------------------------
                                                                    2005             2004
                                                                ------------     ------------
                                                                 (Unaudited)      (Unaudited)
REVENUES
     Gross revenue                                              $  2,558,607     $  2,916,729
     Royalties                                                      (318,811)        (287,231)
                                                                ------------     ------------
        Net revenue                                                2,239,796        2,629,498
                                                                ------------     ------------
COST OF GOODS SOLD
     Mine operating costs                                          1,586,341        1,902,098
     Mine site administration                                        371,817          381,875
     Selling, transportation, and refining                            10,874           57,527
     Depreciation, depletion & amortization                          344,995          193,601
     Inventory adjustment                                             67,679         (519,084)
                                                                ------------     ------------
        Total cost of goods sold                                   2,381,706        2,016,017
                                                                ------------     ------------
GROSS PROFIT (LOSS)                                                 (141,910)         613,481
                                                                ------------     ------------
EXPENSES
     General and administrative                                      458,700          662,403
     Exploration - Other                                              45,697          132,761
                                                                ------------     ------------
        Total expenses                                               504,397          795,164
                                                                ------------     ------------
OPERATING LOSS                                                      (646,307)        (181,683)
                                                                ------------     ------------
OTHER INCOME (EXPENSE)
     Interest income                                                  25,914           37,900
     Financing expense                                               (38,651)              --
     Interest expense                                                (53,391)        (101,469)
     Gain on sale of assets                                           26,334           27,132
                                                                ------------     ------------
        Total other income (expense)                                 (39,794)         (36,437)
                                                                ------------     ------------
LOSS BEFORE INCOME TAXES                                            (686,101)        (218,120)

INCOME TAXES                                                              --               --
                                                                ------------     ------------
NET LOSS                                                            (686,101)        (218,120)
                                                                ------------     ------------
OTHER COMPREHENSIVE INCOME (LOSS)
     Change in market value of securities                                 --          (29,310)
     Provision for forward sales derivative marked-to-market         283,187          (78,340)
                                                                ------------     ------------
        Total other comprehensive income (loss)                      283,187         (107,650)
                                                                ------------     ------------
NET COMPREHENSIVE LOSS                                          $   (402,914)    $   (325,770)
                                                                ============     ============
BASIC AND DILUTED NET LOSS PER SHARE                            $      (0.02)    $      (0.01)
                                                                ============     ============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                                    38,752,088       38,171,507
                                                                ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                            WESTERN GOLDFIELDS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                            Preferred Stock              Common Stock
                                                        ------------------------   -------------------------    Additional
                                                           Number                     Number                     Paid-in
                                                          of Shares      Amount     of Shares       Amount       Capital
                                                        ------------  ----------   -----------   -----------  -------------
Balance, December 31, 2003                                       --    $      --    38,149,078   $   381,491   $ 10,057,384

Options issued for directors' services                           --           --            --            --             --

Options issued for officers' services                            --           --            --            --             --

Options issued for services by related party                     --           --            --            --             --

Options issued for services by employees                         --           --            --            --             --

Options issued for services by consultants                       --           --            --            --             --

Common stock issued for services                                 --           --       109,000         1,090         86,110

Common stock issued for penalty                                  --           --       444,232         4,442         (4,442)

Return of capital for penalty                                    --           --            --            --       (257,152)

Extend warrants due to expire                                    --           --            --            --             --

Common stock issued for exercise of warrants                     --           --        20,000           200          9,400

Preferred stock and warrants issued for cash              1,000,000       10,000            --            --        475,000

Retire treasury stock                                            --           --          (500)           (5)             5

Net loss for the year ended December 31, 2004                    --           --            --            --             --

Other comprehensive income                                       --           --            --            --             --
                                                       ------------    ----------   ----------   -----------   ------------
Balance, December 31, 2004                                1,000,000       10,000    38,721,810       387,218     10,366,305

Options issued for directors' services (unaudited)               --           --            --            --             --

Options issued for officers' services (unaudited)                --           --            --            --             --

Options issued for services by employees (unaudited)             --           --            --            --             --

Options issued for services by consultants (unaudited)           --           --            --            --             --

Common stock issued for services (unaudited)                     --           --        75,000           750         29,750

Expiration of warrants & options (unaudited)                     --           --            --            --         12,108

Extend warrants due to expire (unaudited)                        --           --            --            --             --

Net loss for the three months ended March 31, 2005
 (unaudited)                                                     --           --            --            --             --

Other comprehensive income (unaudited)                           --           --            --            --             --
                                                       ------------    ----------   ----------   -----------   ------------
Balance, March 31, 2005 (unaudited)                       1,000,000    $  10,000    38,796,810   $   387,968   $ 10,408,163
                                                       ============    ==========   ==========   ===========   ============

                                                        Stock Options                       Other
                                                            and           Accumulated    Comprehensive
                                                          Warrants          Deficit       Income (Loss)       Total
                                                       ---------------  --------------  ----------------  -------------
Balance, December 31, 2003                             $  3,601,478     $ (4,584,552)    $   (792,163)    $  8,663,638

Options issued for directors' services                      451,095               --               --          451,095

Options issued for officers' services                       579,998               --               --          579,998

Options issued for services by related party                 22,500               --               --           22,500

Options issued for services by employees                     84,628               --               --           84,628

Options issued for services by consultants                   19,600               --               --           19,600

Common stock issued for services                                 --               --               --           87,200

Common stock issued for penalty                                  --

Return of capital for penalty                                    --               --               --         (257,152)

Extend warrants due to expire                                 5,319               --               --            5,319

Common stock issued for exercise of warrants                   (600)              --               --            9,000

Preferred stock and warrants issued for cash                 15,000               --               --          500,000

Retire treasury stock                                            --               --               --               --

Net loss for the year ended December 31, 2004                    --       (4,418,813)              --       (4,418,813)

Other comprehensive income                                       --               --          104,696          104,696
                                                        ------------    ------------     ------------     ------------
Balance, December 31, 2004                                4,779,018       (9,003,365)        (687,467)       5,851,709

Options issued for directors' services (unaudited)           46,213               --               --           46,213

Options issued for officers' services (unaudited)            57,626               --               --           57,626

Options issued for services by employees (unaudited)         11,700               --               --           11,700

Options issued for services by consultants (unaudited)          900               --               --              900

Common stock issued for services (unaudited)                     --               --               --           30,500

Expiration of warrants & options (unaudited)                (12,108)              --               --               --

Extend warrants due to expire (unaudited)                     5,333               --               --            5,333

Net loss for the three months ended March 31, 2005
 (unaudited)                                                     --         (686,101)              --         (686,101)

Other comprehensive income (unaudited)                           --               --          283,187          283,187
                                                       ------------     ------------     ------------     ------------
Balance, March 31, 2005 (unaudited)                    $  4,888,682     $ (9,689,466)    $   (404,280)    $  5,601,067
                                                       ============     ============     ============     ============

             The accompanying notes are an integral part of these consolidated financial statements.


                            WESTERN GOLDFIELDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Three Months Ended March 31,
                                                                           -----------------------------
                                                                              2005            2004
                                                                           -----------     -----------
                                                                            (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                             $  (686,101)    $  (218,120)
      Adjustments to reconcile net loss to net cash provided
       (used) by operating activities:

          Depreciation and depletion                                           254,219          54,887
          Amortization of loan fees                                             92,980          84,145
          (Gain) on sale of assets and investments                             (26,334)        (27,132)
          Interest accrued on investments - reclamation and remediation        (20,314)        (30,260)
          Common stock, options and warrants issued for services               146,939         434,441
          Cost of extending expiry date of warrants                              5,333              --
          Exploration fees funded by stock                                          --          80,000
          Changes in assets and liabilities:
          Decrease (increase) in:
               Restricted cash                                                      --       3,815,400
               Accounts receivable                                                (392)       (737,111)
               Inventories                                                      27,675        (473,997)
               Prepaid expenses                                                202,890         141,702
               Long Term Deposits                                               (2,369)             --
          Increase (decrease) in:
               Accounts payable                                                (46,768)        232,729
               Accrued expenses                                                 32,165          (2,482)
               Accrued expensed - related party                                (13,718)        (22,500)
               Accrued interest expense                                         (9,063)             --
                                                                           -----------     -----------
Net cash provided (used) by operating activities                               (42,858)      3,331,702
                                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property & equipment, including Construction
          in Progress                                                          (10,853)       (317,565)
      Proceeds from sale of investments                                         47,734              --
      Proceeds from sale of assets                                                  --         407,231
                                                                           -----------     -----------
Net cash provided by investing activities                                       36,881          89,666
                                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Principal payments on loan payable                                      (750,000)       (750,000)
                                                                           -----------     -----------
Net cash used by financing activities                                         (750,000)       (750,000)
                                                                           -----------     -----------

Change in cash                                                                (755,977)      2,671,368

Cash, beginning of period                                                    1,534,778         373,500
                                                                           -----------     -----------

Cash, end of period                                                        $   778,801     $ 3,044,868
                                                                           ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Cash paid for interest                                               $    62,454     $   359,225
                                                                           ===========     ===========
      Cash paid for income taxes                                           $        --     $        --
                                                                           ===========     ===========

       The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Operating results for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - GOING CONCERN

The Company's continued existence and plans for future growth depend on its ability to obtain the capital necessary to operate through the generation of revenue and the issuance of additional debt or equity. The Company may need to raise additional capital to fund normal operating costs and exploration and development efforts. If the Company is not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, it will be unable to continue as a going concern. As disclosed in the report of independent auditors on the Company's financial statements in the Company's Annual Report or Form 10-KSB for the fiscal year ended December 31, 2004, the Company's losses from operations, lack of sufficient revenue to support operational cash flows and working capital deficit raise substantial doubt regarding its ability to continue as a going concern.

NOTE 3 - INVENTORIES

Inventories consist of the following:
                                         March 31,          December 31,
                                           2005                2004
                                     ----------------    ----------------
                                        (unaudited)
              Bullion                $             --    $             --
              Metal-in-process              1,408,380           1,476,058
              Supplies                        138,194              98,191
                                     ----------------    ----------------
                                     $      1,546,574    $      1,574,249
                                     ================    ================

Metal-in-process inventory contained approximately 4,054 and 4,004 ounces of gold as of March 31, 2005, and December 31, 2004, respectively.

                                            March 31,      December 31,
                                              2005             2004
                                          ------------     ------------
                                          (unaudited)
        Beginning Metal-in Process        $  1,476,058     $  1,634,966
        Inventory
        Operating Costs for the Period       1,969,033        8,960,614
        Depreciation, Depletion &
        Amortization for the Period            344,995        1,413,646

        Less Cost of Metal Sales            (2,381,706)     (10,533,168)
                                          ------------     ------------
                                          $  1,408,380     $  1,476,058
                                          ============     ============

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at March 31, 2005 and December 31, 2004:

                                                March 31,      December 31,
                                                  2005             2004
                                               -----------     -----------
                                               (unaudited)
              Buildings                        $ 3,550,000     $ 3,041,666
              Equipment                          3,465,323       3,973,657
                                               -----------     -----------
                                                 7,015,323       7,015,323
              Less accumulated depreciation     (1,405,598)     (1,151,379)
                                               -----------     -----------
              Net Property and Equipment       $ 5,609,725     $ 5,863,944
                                               ===========     ===========

Depreciation expense for the three months ended March 31, 2005 and the year ended December 31, 2004 was $254,219 and $1,151,379, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 - STOCK OPTIONS AND WARRANTS

The  Company  estimates  the fair  value  of  options  and  warrants  using  the
Black-Scholes Option Price Calculation. The Company used the following assumptions in estimating fair value: the risk-free interest rate of 4%, volatility ranging from 20% to 30%, and the expected life of the options and warrants from two to ten years. The Company also assumed that no dividends would be paid on common stock. Some warrants may be exercised under the cash-less method requiring a corresponding reduction in the amount of common stock issued in relationship to its cash value at the time the warrants are exercised.

In the first quarter of 2005, the Company granted 250,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $.50. These options vest over a period of 12 months.

The following is a summary of stock options:

                                                                  Weighted Average     Weighted Average
                                                    Shares         Exercise Price        Fair Value
                                                 -------------    --------------       --------------
Balance January 1, 2005                              5,023,084    $         0.78
Granted                                                250,000              0.50
Exercised                                                   --                --
                                                 -------------    --------------
Outstanding at March 31, 2005                        5,189,750    $         0.78
                                                 =============    ==============
Exercisable at March 31, 2005                        3,966,750    $         0.77
                                                 =============    ==============

Weighted  average  fair  value  of  options
granted  during the nine months ended March
31, 2005                                                                               $         0.29
                                                                                       ==============

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

In early 2003 we began exploring the possibility of acquiring the Mesquite Mine from Newmont Mining Corporation and a subsidiary of Newmont Mining Corporation. In July 2003, we issued 111,859 shares of our common stock to Newmont Mining Corporation for an exclusive option to purchase the Mesquite Mine. In November 2003, we completed the purchase of the Mesquite Mine from Newmont Mining Corporation for:

      o assumption of reclamation responsibility and provision of approximately $7.8 million in reclamation bonds to various governmental authorities; which have since been reduced to $7.0 million;
      o additional shares of our common stock and warrants to purchase our common stock. As a result of the transaction, Newmont Mining Corporation owns 3,454,468 shares of our common stock and warrants to purchase an additional 8,091,180 shares of our common stock;
      o a perpetual net smelter return royalty ranging from 0.5% to 2.0% on any newly mined ore; and
      o a net operating cash flow royalty equal to 50% of the proceeds received, minus certain operating costs, capital expenses and other allowances and adjustments, from the sale of ore or products derived from ore that was placed on the heap leach pads as of the acquisition date.

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

Production from the Mesquite Mine operations during 2004 resulted in the sale of 27,357 ounces of gold. Poured gold production (into dore bars) from the Mesquite Mine during the first three months of 2005 totaled 6,536 ounces. Management at the mine continues to optimize production schedules and leach cycle rotation in order to match gold production and sales to its forward sales commitments. During the first quarter of 2005 the average poured gold production was 556 ounces above budget.

A bonding plan is in place through American Home Assurance Company for the operation and liability of the Mesquite Mine whereby the insurance company offers a series of environmental insurance programs designed to cap sponsor, vendor and partner liability for reclamation and closure costs, including cost overruns as a result of unexpected contamination, increased costs and legislative changes. The insurance company charged an initial premium based on their estimate of the net present value of the completion of the reclamation, plus an annual fee. In exchange, the insurance company insures the reclamation and closure process and provides the surety bond. We will make claims against the insurance policy and funds will be released to pay for the reclamation and closure expenditures as they are incurred. Any revenue from the sale of material is to the account of the project sponsor and any profits from cost savings in the actual program versus the bonded amount are released to the sponsors when the project bonding is released.

There are two phases of the Mesquite Mine project. The continuing operations comprise leaching of minerals inventoried on the pads prior to September 2001. Various programs have been implemented since the Company took over operations from the previous operator. These include optimizing solution management programs controlling flow and application rates as well as modifications to the solution chemistry. Over the course of the past year and into 2005, management has optimized solution management within the re-leaching program. Additional modifications have been made to site infrastructure including re-commissioning of a gold refinery, construction of reagent addition pumping stations and installation of improved flow monitoring systems.

In 2004 we evaluated the expansion of the Big Chief open pit to the north, where a mineralized resource was estimated to contain 19 million tons of mineralized material. An internal scoping study was carried out to determine viability of mining this zone on a stand alone basis. Preliminary conclusions suggest that the optimum scenario for restarting the Mesquite project will be through the initiation of mining operations on as large a scale as possible. We intend to conduct a bankable feasibility study during 2005. Additional exploration drilling may be required to validate the previous operator's data.

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

We intend to contact other companies to explore joint venture possibilities with respect to any findings of mineralized materials on its properties. We also intend to attempt to define mineralized material on the properties that could be developed into mineable reserves and to bring reserves to production. We plan to identify and engage joint venture candidates with funds available to support the cost of defining and developing the properties to production. Currently, we entered into nonbinding letters of intent for joint venture arrangements with respect to the Lincoln Hill Property and have entered into the Mining Joint Venture Agreement on the Sunny Slope Gold Project with 321 Gold. The Sunny Slope Gold Project Mining Joint Venture Agreement covers 16 claims in Mineral County, Nevada and an area of interest including all lands within approximately one mile beyond the boundary of the claims.

We filed an application to have our common stock listed on the Toronto Stock Exchange on May 12, 2005. We anticipate listing on the Toronto Stock Exchange in June 2005, subject to obtaining all required regulatory and stock exchange approvals.

Results of Operations

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

During the three months ended March 31, 2005, we had net revenues of $2,239,796 from the sale of 6,348 ounces of gold produced from the Mesquite Mine. During the three month period ended March 31, 2004, the Company had net revenue of $2,629,498 from the sale of 7,172 ounces of gold. Sales during the first quarter of 2004 included ounces produced in November and December of 2003

Mine operating costs were $1,586,341 in the three months ended March 31, 2005 compared to $1,902,098 for the three months ended March 31, 2004. During the first quarter of 2004 we had an outside contractor managing the mine as well as temporary employees. Mine site administration was $371,817 in the three months ended March 31, 2005 compared to $381,875 in the three months ended March 31, 2004. Depreciation, depletion and amortization were $344,995 in three months ended March 31, 2005 compared with $193,601 in the three months ended March 31, 2004. After an increase adjustment to the inventory account of $67,679 in the three months ended March 31, 2005 compared with an adjustment in the three months ended March 31, 2004 to decrease inventory by $519,084, total cost of goods sold was $2,381,706 in the three months ended March 31, 2005 compared to $2,016,017 in the three months ended March 31, 2004. We reported a gross loss of $141,910 for the three months ended March 31, 2005 compared to a gross profit of $613,481 in the three months ended March 31, 2004.

We incurred exploration expenses of $45,697 during the three months ended March 31, 2005 compared with $132,761 in the three months ended March 31, 2004. There were more land payments made during the first quarter of 2004. General and administrative expenses decreased to $458,700 during the three months ended March 31, 2005, compared with $662,403 in the three months ended March 31, 2004 due to the issuance of stock options during the first quarter of 2004. We reported an operating loss of $646,307 during the three months ended March 31, 2005 compared to an operating loss of $181,683 in the three months ended March 31, 2004.

Other income/expense totaled $39,794 during the three months ended March 31, 2005 compared with other income/expense of $36,437 in the three months ended March 31, 2004. We reported a net loss of $686,101 for the three months ended March 31, 2005 compared with a net loss of $218,120 for the three months ended March 31, 2004. During the first quarter of 2004 we were building in process inventory which lowered operating costs.

Liquidity and Capital Resources; Recent Developments

As of March 31, 2005 there is limited historical financial information upon which to base an evaluation on the company's performance. We began our operation of the Mesquite Mine in November 2003. As a result, our operating profile and the reasons for fluctuation in the expense amounts between the periods prior to and following November 2003 changed significantly. Prior to November 2003, we primarily concentrated our business on the acquisition of properties and raising funds to advance our business. After our acquisition of the Mesquite Mine, we intend to dedicate the majority of our expenditures to retrieve gold from heap leach pads or from new mining and processing at the Mesquite Mine.

The expansion of operations at the Mesquite Mine; and plans for future growth of the Company depend on our ability to obtain additional capital through the issuance of additional debt or equity and through the generation of revenue. Operating cash flows commenced in the first quarter of 2004, and therefore, we have no historical comparative performance data.

As of March 31, 2005, the cash balance was $778,801. As of March 31, 2005, we had an accumulated deficit of $9,689,466. As of March 31, 2005 the Company had a working capital deficit of $1,077,227.

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

Western Mesquite Mines, Inc. commenced making principal and interest payments under this loan in January 2004. Western Mesquite Mines, Inc. made six principal payments under the facility agreement of $750,000 at the end of January, April, July and October 2004 and at the end of January and April 2005. Borrowings under the facility agreement bear interest at a base interest rate of LIBOR plus 6 percent. The facility agreement also provides for contingent additional interest if cash flows from the gold production from the materials currently located on the heap facilities in the project areas described in the facility agreement exceed certain defined levels. No additional interest has been paid under this facility to date.

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

In December 2004, we closed a private placement of 1,000,000 shares of our Series "A-1" Convertible Preferred Stock and warrants to purchase up to 500,000 shares of our Series "A-1" Convertible Preferred Stock for an aggregate purchase price of $500,000. We entered in a registration rights agreement with the investor whereby we agreed to prepare and file a registration statement with the Securities and Exchange Commission with respect to the common stock issuable upon conversion of the Series "A-1" Convertible Preferred Stock. We filed a registration statement on Form SB-2 in January 2005.

Except for the Mesquite Mine, none of our properties has commenced commercial production. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations.

Our operations of the Mesquite Mine began in November 2003. We accumulated metal-in-process inventory during 2003 and produced 2,593 ounces of poured gold during operations in December 2003, produced an additional 27,398 ounces and sold 27,357 ounces during 2004, and kept in inventory 5,593 ounces at an outside refiner for deliveries of gold under our forward sales contract at the end of January 2005. Production for the first quarter 2005 was 556 ounces higher than budget. We have implemented programs at the mine to reduce and control monthly expenditures with the objective of reducing the operating cash cost.

Sales of metal will be recorded at both the spot price and under the forward sales agreement in 2004, with the related costs charged from inventory to cost of goods sold.

As part of our credit facility agreement, we entered into a cash flow hedging program under which we sold forward through RMB International (Dublin) Limited 26,399 ounces of gold at $382.95 per ounce, or approximately 50% of expected production of gold from the heaps. These ounces were scheduled for delivery beginning January 30, 2004 and every three months thereafter until October 30, 2005 as follows: 2,380, 4,368, 3,733, 3,324, 3,577, 3,523, 2,897 and 2,597
ounces. On each of the settlement dates, we settle in cash for the difference between the sales price and the hedged price times the number of scheduled ounces to be sold for that three month period. Unlike a conventional hedge, we were not required to put up collateral, and we are not subject to any margin requirements. Since we sold gold for more than the hedged price in the periods ended January 31, April 30, and July 31, 2004, we made a payment under the hedge of $64,379 as of January 31, 2004; $24,242 as of April 30, 2004; $31,544 as of
July 31, 2004; October 29, 2004 and January 29, 2005 we made payments under the hedge of $64,379, $24,242, $31,544, $141,603 and $185,838 respectively and reduced revenue by corresponding amounts. As of April 29, 2005, the Company paid approximately $447,606 to RMB International (Dublin) Limited under this agreement and had 5,494 ounces of gold outstanding subject to this hedge facility.

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

Our calculation of the derivative effects of the forward sales contract as of March 31, 2005 and December 31, 2004 is as follows:


                                                        March 31, 2005   December 31, 2004
Afternoon Fix on the London Metal Exchange                $  427.50         $  438.00
Undelivered ounces of gold sold forward                       9,017            12,594
(Gain) Loss recognized as other comprehensive income      ($283,187)        $(176,921)
Value of provision for forward sales derivative -         $ 395,680         $ 678,867
marked-to-market


We are currently spending approximately $100,000 per month for our ongoing corporate functions. In addition, we plan to spend between $300,000 and $500,000 over the next 12 months to advance our current portfolio of properties or to acquire and advance other strategically important projects. We have not budgeted specific amounts for exploration or development for any of our properties.

Our credit facility restricts us from making expenditures that have not been approved by the credit facility agent. We may need to obtain additional funds, either through equity offerings or debt, to fund our general and administrative expenses, make the advance royalty payments required on our properties and conduct exploration programs on our properties. Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties. These conditions raise doubt as to the Company's ability to continue as a going concern. Management's plans for the continuation of the Company as a going concern include financing the Company's operations through issuance of its common stock and the eventual profitable development of its mining properties. We have commenced the process for an offering of our securities in Canada and the listing of our common stock on the Toronto Stock Exchange. The terms of the offering, including the amount to be raised, have not been finalized. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments which might be necessary if the Company is unable to continue as a going concern.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005 we issued shares of our common stock to IW Exploration and Mountain Gold Exploration, Inc. for lease payments due under the Exploration and Mining Lease Agreement we entered into in November 2004.

                              Number of     Exercise     Vesting
       Officer/Director        Options       Price         Date          Value
       ----------------        -------       -----         ----          -----
IW Exploration                    12,500     $0.48      2/10/2005        $6,000
Mountain Gold Exploration         12,500     $0.48      2/10/2005         6,000
IW Exploration                    25,000     $0.37      3/01/2005         9,250
Mountain Gold Exploration         25,000     $0.37      3/01/2005         9,250

Total                             75,000                                $30,500
                                  ======                                =======

During the quarter ended March 31, 2005, we issued options to purchase shares of our common stock with a promotion to an officer of the Company as follows:

                              Number of     Exercise    Vesting
             Name           Common Shares    Price        Date           Value
             ----           -------------    -----        ----           -----
Becky Corigliano                  50,000     $0.50      3/7/2005        $25,000
Becky Corigliano                 100,000     $0.50      9/7/2005         50,000
Becky Corigliano                 100,000     $0.50      3/7/2006         50,000

Total                            250,000                               $125,000
                                 =======                               ========

The options issued to the officer are exercisable for three-year periods from their respective vesting dates.

These transactions did not involve any underwriters, underwriting discount or commissions, or any public offering, and we believe that the transactions were exempt from the registration by virtue of Section 4(2) of the Securities Act of 1933, as amended. The investors represented their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The investors had adequate access, through their relationships with us, to information about us.

Item 3.  Defaults Upon Senior Securities
None

Item 4.  Submission of Matters to a Vote of Security Holders
None

Item 5.  Other Information
None

Item 6.  Exhibits

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

                                       WESTERN GOLDFIELDS, INC.


Date:  May 20, 2005                    /s/ Thomas K. Mancuso
                                       -----------------------------------
                                       Thomas K. Mancuso
                                       President
                                       Principal Executive Officer


Date:  May 20, 2005                    /s/ Becky Corigliano
                                       -----------------------------------
                                       Becky Corigliano
                                       Treasurer and Secretary
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