Form 10QSB
period 2005-06-30
WESTERN GOLDFIELDS INC
filed 2005-08-15
CIK 1208038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to ____________

Commission File Number: 0-50894

Western Goldfields, Inc.
(Exact name of small business issuer as specified in its charter)

Idaho	38-3661016
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

961 Matley Lane, Suite 120 Reno, Nevada 89502
(Address of principal executive offices)

(775) 337-9433
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

The number of shares of common stock outstanding as of: July 31, 2005 was 38,891,809.

Transitional Small Business Disclosure Format (Check one):   Yes   ☐     No   ☒

WESTERN GOLDFIELDS, INC.
Form 10-QSB

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Western Goldfields, Inc
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$330,349	$1,534,778
Accounts receivable	19,188	12,956
Inventories	889,931	1,574,249
Prepaid expenses	250,612	404,100
Deposits	1,500	4,050
TOTAL CURRENT ASSETS	1,491,580	3,530,133

Property, plant, and equipment, net of
accumulated depreciation	5,354,403	5,863,944
Construction in progress	10,853	—
Investments - remediation and reclamation	6,173,563	6,089,572
Investments - other	—	21,400
Long-term deposits	314,388	309,674
Long-term prepaid expenses	1,237,028	1,312,853
Deferred loan fees and expenses, net of amortization	48,785	208,501

TOTAL ASSETS	$14,630,600	$17,336,077

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$466,533	$659,087
Accrued expenses	726,956	709,377
Accrued expenses - related party	49,325	38,043
Accrued interest	21,875	40,000
Loan payable, current portion	1,500,000	3,000,000
TOTAL CURRENT LIABILITIES	2,764,689	4,446,507

LONG-TERM LIABILITIES
Loan payable, net of current portion	—	—
Reclamation and remediation liabilities	6,358,994	6,358,994
TOTAL LONG-TERM LIABILITIES	6,358,994	6,358,994

PROVISION FOR FORWARD SALES DERIVATIVE MARKED -
TO-MARKET	294,254	678,867

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 25,000,000 shares authorized;
1,000,000 shares issued and outstanding	10,000	10,000
Common stock, $0.01 par value, 100,000,000 shares authorized;
38,891,810 and 38,721,810 shares issued
and outstanding, respectively	388,918	387,218
Additional paid-in capital	10,337,530	9,891,305
Additional paid-in capital preferred	475,000	475,000
Stock options and warrants	4,704,787	4,779,018
Accumulated deficit	(10,400,718)	(9,003,365)
Accumulated other comprehensive income (loss)	(302,854)	(687,467)
TOTAL STOCKHOLDERS' EQUITY	5,212,663	5,851,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,630,600	$17,336,077

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Gross revenue	$3,139,880	$2,426,685	$5,698,487	$5,343,414
Royalties	(284,165)	(299,204)	(602,977)	(586,435)
Net revenue	2,855,715	2,127,481	5,095,510	4,756,979

COST OF GOODS SOLD
Mine operating costs	1,575,598	1,773,648	3,161,940	3,675,746
Mine site administration	331,639	568,027	703,456	949,902
Selling, transportation, and refining	9,415	7,814	20,289	65,341
Depreciation, depletion & amortization	318,752	294,778	663,747	488,379
Inventory adjustment	695,820	(137,479)	763,499	(656,563)
Total cost of goods sold	2,931,224	2,506,788	5,312,931	4,522,805

GROSS PROFIT (LOSS)	(75,509)	(379,307)	(217,421)	234,174

EXPENSES
General and administrative	468,289	424,603	926,989	1,087,006
Exploration - other	71,101	56,803	116,798	189,564
Total expenses	539,390	481,406	1,043,787	1,276,570

OPERATING LOSS	(614,899)	(860,713)	(1,261,208)	(1,042,396)

OTHER INCOME (EXPENSE)
Interest income	67,199	40,997	93,113	78,897
Interest expense	(40,902)	(85,236)	(94,293)	(186,705)
Gain on sale of assets	—	—	26,334	27,132
Financing expenses	(122,648)	(10,734)	(161,299)	(10,734)
Total other income (expense)	(96,351)	(54,973)	(136,145)	(91,410)

LOSS BEFORE INCOME TAXES	(711,250)	(915,686)	(1,397,353)	(1,133,806)

INCOME TAXES	—	—	—	—

NET LOSS	(711,250)	(915,686)	(1,397,353)	(1,133,806)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in market value of securities	—	(21,315)	—	(50,625)
Provision for forward sales derivative marked-to-market	101,426	690,148	384,613	611,808

Total other comprehensive income (loss)	101,426	668,833	384,613	561,183

NET COMPREHENSIVE LOSS	$(609,824)	$(246,853)	$(1,012,740)	$(572,623)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	38,865,421	38,258,077	38,808,688	38,215,494

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Stock Options		Other
	Number		Number		Paid-in	and	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Warrants	Deficit	Income (Loss)	Total
Balance, December 31, 2003	—	$—	38,149,078	$381,491	$10,057,384	$3,601,478	$(4,584,552)	$(792,163)	$8,663,638

Options issued for directors' services	—	—	—	—	—	451,095	—	—	451,095

Options issued for officers' services	—	—	—	—	—	579,998	—	—	579,998

Options issued for services by related party	—	—	—	—	—	22,500	—	—	22,500

Options issued for services by employees	—	—	—	—	—	84,628	—	—	84,628

Options issued for services by consultants	—	—	—	—	—	19,600	—	—	19,600

Common stock issued for services	—	—	109,000	1,090	86,110	—	—	—	87,200

Common stock issued for penalty	—	—	444,232	4,442	(4,442)	—	—	—	—

Return of capital for penalty	—	—	—	—	(257,152)	—	—	—	(257,152)

Extension of warrants due to expire	—	—	—	—	—	5,319	—	—	5,319

Common stock issued for exercise of warrants	—	—	20,000	200	9,400	(600)	—	—	9,000

Preferred stock and warrants issued for cash	1,000,000	10,000	—	—	475,000	15,000	—	—	500,000

Retire treasury stock	—	—	(500)	(5)	5	—	—	—	—

Net loss for the year ended December 31, 2004	—	—	—	—	—	—	(4,418,813)	—	(4,418,813)

Other comprehensive income	—	—	—	—	—	—	—	104,696	104,696

Balance, December 31, 2004	1,000,000	10,000	38,721,810	387,218	10,366,305	4,779,018	(9,003,365)	(687,467)	5,851,709

Options issued for directors' services (unaudited)	—	—	—	—	—	98,780	—	—	98,780

Options issued for officers' services (unaudited)	—	—	—	—	—	170,502	—	—	170,502

Options issued for services by employees (unaudited)	—	—	—	—	—	28,504	—	—	28,504

Options issued for services by consultants (unaudited)	—	—	—	—	—	2,075	—	—	2,075

Common stock issued for services (unaudited)	—	—	170,000	1,700	66,800	—	—	—	68,500

Expiration of warrants & options (unaudited)	—	—	—	—	13,125	(13,125)	—	—	—

Extension of warrants due to expire (unaudited)	—	—	—	—	—	5,333	—	—	5,333

Surrendered warrants - Newmont (unaudited)	—	—	—	—	366,300	(366,300)	—	—	—

Net loss for the six months ended June 30, 2005 (unaudited)	—	—	—	—	—	—	(1,397,353)	—	(1,397,353)

Other comprehensive income (unaudited)	—	—	—	—	—	—	—	384,613	384,613

Balance, June 30, 2005 (unaudited)	1,000,000	$10,000	38,891,810	$388,918	$10,812,530	$4,704,787	$(10,400,718)	$(302,854)	$5,212,663

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,397,353)	$(1,133,806)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation and depletion	509,541	478,595
Amortization of loan fees	159,716	201,508
(Gain) on sale of assets and investments	(26,334)	(16,398)
Interest accrued on investments — reclamation and remediation	(83,991)	(60,260)
Common stock, options and warrants issued for services	368,361	572,955
Exploration fees funded by stock	—	80,000
Cost of extending expiry date of warrants	5,333	—
(Loss) on cash management program	—	(13,455)
Changes in assets and liabilities:
Decrease (increase) in:
Restricted cash	—	3,897,229
Accounts receivable	(6,232)	(36,413)
Loan receivable	—	40,000
Inventories	684,318	(799,057)
Prepaid expenses	229,313	201,892
Deposits	(2,164)	575,805
Increase (decrease) in:
Accounts payable	(192,554)	(260,954)
Accrued expenses	17,579	221,891
Accrued expenses — related parties	11,282	(22,500)
Accrued interest expense	(18,125)	(11,545)
Net cash provided (used) by operating activities	258,690	3,915,487

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, including Construction
in Progress	(10,853)	(621,013)
Proceeds from sale of investments	47,734	7,606
Proceeds from sale of assets	—	407,231
Net cash provided (used) by investing activities	36,881	(206,176)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred debt offering costs	—	(22,594)
Payments on loans	(1,500,000)	(1,500,000)
Net cash provided (used) by financing activities	(1,500,000)	(1,522,594)

Change in cash	(1,204,429)	2,186,717

Cash, beginning of period	1,534,778	373,500

Cash, end of period	$330,349	$2,560,217

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$111,238	$198,677
Income taxes paid	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Operating results for the six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - GOING CONCERN

The Company’s continued existence and plans for future growth depend on its ability to obtain the capital necessary to operate through the generation of revenue and the issuance of additional debt or equity. The Company may need to raise additional capital to fund normal operating costs and exploration and development efforts. If the Company is not able to generate sufficient revenues and cash flows or obtain additional or alternative funding, it will be unable to continue as a going concern. As disclosed in the report of independent auditors on the Company’s financial statements in the Company’s Annual Report or Form 10-KSB for the fiscal year ended December 31, 2004, the Company’s losses from operations, lack of sufficient revenue to support operational cash flows and working capital deficit raise substantial doubt regarding its ability to continue as a going concern.

NOTE 3 - INVENTORIES

Inventories consist of the following:

	June 30, 2005	December 31, 2004
	(unaudited)
Bullion	$—	$—
Metal-in-process	712,560	1,476,058
Supplies	177,371	98,191
	$889,931	$1,574,249

Metal-in-process inventory contained approximately 1,963 and 4,004 ounces of gold as of June 30, 2005, and December 31, 2004, respectively.

	June 30, 2005	December 31, 2004
	(unaudited)
Beginning Metal-in Process Inventory	$1,476,058	$1,634,966
Operating Costs for the Period	3,885,686	8,960,614
Depreciation, Depletion & Amortization for the Period	663,747	1,413,646
Less Cost of Metal Sales	(5,312,931)	(10,533,168)
	$712,560	$1,476,058

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(unaudited)
Buildings	$3,550,000	$3,550,000
Equipment	3,465,323	3,465,323
	7,015,323	7,015,323
Less accumulated depreciation	(1,660,920)	(1,151,379)
Net Property and Equipment	$5,354,403	$5,863,944

Depreciation expense for the six months ended June 30, 2005 and the year ended December 31, 2004 was $1,648,724 and $1,151,379, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

In the second quarter of 2005, the Company granted 1,423,500 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $.40. These options vest over a period of 12 months.

The following is a summary of stock options:
	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance January 1, 2005	5,023,084	$0.78
Granted	1,673,500	0.41
Expired	(91,334)	—
Exercised	—	—
Outstanding at June 30, 2005	6,605,250	$0.70
Exercisable at June 30, 2005	3,984,412	$0.70

Weighted average fair value of options granted during the six months ended June 30, 2005			$0.41

The above stock options have been issued under an equity compensation plan approved by the directors but not by the shareholders.

NOTE 6 - MATERIAL EVENTS

In June 2005, Romarco Minerals, Inc. entered into separate binding agreements with each of the Company and U.S. Gold Corporation to combine the companies and create an emerging intermediate gold producer with a portfolio of exploration projects. U.S. Gold later terminated its agreement with Romarco Minerals. The Company’s agreement with Romarco Minerals is subject to approval of a definitive merger agreement, receipt of satisfactory fairness opinions, and shareholder and regulatory approvals.

On August 2, 2005, Western Mesquite Mines, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, Calumet Mining Company, a wholly-owned subsidiary of the Company, and the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) amending certain terms of the Facility Agreement (the “Facility Agreement”) with RMB International (Dublin) Limited (the “Lender”) and RMB Resources Limited (together with the Lender, “RMB”). Pursuant to the terms of the Supplemental Agreement, RMB agreed that it would not demand that the Borrower pay the base repayment amount otherwise due on July 31, 2005, and that the Borrower will make such payment on October 30, 2005. In consideration of the payment deferral, the Company paid $50,000 to the Lender.

In addition, the Supplemental Agreement amended the Facility Agreement by providing that a default under the Facility Agreement shall occur if, prior to the final repayment date under the Facility Agreement, the preliminary merger agreement between the Company and Romarco Minerals, Inc. is terminated, either the Company or Romarco announces that the merger is not proceeding or a definitive merger agreement between the Company and Romarco is not entered into before September 15, 2005.

Item 2. Plan of Operation

Overview

We are an independent precious metals production and exploration company with operations focused in the western United States. In early 2003 we began exploring the possibility of acquiring the Mesquite Mine from a subsidiary of Newmont Mining Corporation. In July 2003, we issued 111,859 shares of our common stock to Newmont Mining Corporation for an exclusive option to purchase the Mesquite Mine. In November 2003, the purchase of the Mesquite Mine from Newmont Mining Corporation was completed for:

•	assumption of reclamation responsibility and provision of approximately $7.8 million in reclamation bonds to various governmental authorities; which have since been reduced to $7.0 million;
•
additional shares of our common stock and warrants to purchase our common stock. As a result of the transaction, Newmont Mining Corporation acquired 3,454,468 shares of our common stock and warrants to purchase an additional 8,091,180 shares of our common stock;

•	a perpetual net smelter return royalty ranging from 0.5% to 2.0% on any newly-mined ore; and
•
a net operating cash flow royalty equal to 50% of the proceeds received, minus certain operating costs, capital expenses and other allowances and adjustments, from the sale of ore or products derived from ore that was placed on the heap leach pads as of the acquisition date.

The purchase included all existing infrastructure and permits necessary to operate the mine.

In November 2003, we obtained a $6 million credit facility in connection with the acquisition of the Mesquite Mine. In addition, in November - December 2003, we conducted a private placement of 12,500,000 units consisting of two shares of our common stock and warrants to purchase an additional share of our common stock, which resulted in aggregate net proceeds to us of approximately $9.1 million. The warrants are exercisable for a period of two years from the date of issuance for a purchase price of $1.00 per share, subject to anti-dilution adjustments.

Production from the Mesquite Mine operations during 2004 resulted in the sale of 27,357 ounces of gold. Total gold production (poured into doré bars) from the Mesquite Mine during the first six months of 2005 amounted to 12,532 ounces. Our management at the Mesquite Mine continues to optimize production schedules and leach cycle rotation in order to match gold production and sales to our forward sales commitments. During the first two quarters of 2005 the average poured gold production was 979 ounces above budget.

A bonding plan is in place through American Home Assurance Company for the operation of the Mesquite Mine whereby American Home Assurance Company provides a series of environmental insurance programs designed to cap sponsor, vendor and partner liability for reclamation and closure costs, including cost overruns that may be a result of unexpected contamination, increased costs and legislative changes. The insurance company charged an initial premium based on their estimate of the net present value of the completion of the reclamation, plus an annual fee. In exchange, the insurance company insures the reclamation and closure process and provides the surety bond. We plan to make claims against the insurance policy and funds will be released to pay for the reclamation and closure expenditures as they are incurred. Any revenue from the sale of material is to the account of the project sponsor and any profits from cost savings in the actual program versus the bonded amount are released to the sponsors when the project bonding is released.

There are two phases of the Mesquite Mine Expansion Project. The first phase is comprised of the continuing leaching operations of minerals inventoried on the pads prior to September 2001. Since we took over operations, we have implemented various programs directed at increasing recovery from the pads. These include optimizing solution management procedures to control flow and application rates as well as modifications to the solution chemistry. Over the course of the past year and into this year, our management at the mine has been able to optimize solution management within the re-leaching program. Additional modifications have been made to site infrastructure including re-commissioning of the gold refinery, construction of reagent addition pumping stations, and installation of improved flow monitoring systems.

For the second phase of the Mesquite Mine Expansion Project, we intend to develop a detailed mine plan and model to be used to conduct a definitive, “bankable” feasibility study of the expanded operation. We plan to implement this work during the second half of 2005 and the first half of 2006. Additional exploration drilling may be required to validate the previous operator's data.

During 2004 we evaluated the expansion of the Big Chief open pit to the north, where a mineralized resource was estimated to contain 19 million tons of mineralized material. An internal scoping study was carried out to determine the viability of mining this zone on a stand-alone basis. Preliminary conclusions suggest that the optimum scenario for launching the expansion of the Mesquite operations will be through the initiation of mining activities on as large a scale as possible.

We are also engaged in the acquisition of advanced-level precious metal properties throughout the western United States, primarily Nevada. We believe that this area may have some of the most important geological terrain conducive to hosting world-class economic gold deposits. Our goal is to obtain precious metal projects that are favorable for project development and mine production in a cost effective, efficient manner.

We have continued with our strategy of contacting peer companies to explore joint venture possibilities and opportunities with respect to potential additional minerals developments. We have previously entered into non-binding letters of intent for joint venture arrangements with respect to the Lincoln Hill Property, and the Mining Joint Venture Agreement on the Sunny Slope Gold Project with 321 Gold. The Sunny Slope agreement covers 16 claims in Mineral County, Nevada, plus an area of interest including all lands within approximately one mile beyond the boundary of the claims.

On May 12, 2005, we filed an application and preliminary prospectus to have our common stock listed on the Toronto Stock Exchange. We have diligently advanced the application and have responded to various queries from the exchange. We anticipate final approval from the exchange during the third quarter of 2005.

In June 2005, Romarco Minerals, Inc. entered into separate binding agreements with us and U.S. Gold Corporation to combine the companies and create an emerging intermediate gold producer with a strong portfolio of exploration projects. U.S. Gold later terminated its agreement with Romarco Minerals. Our agreement with Romarco Minerals is subject to approval of a definitive merger agreement, receipt of satisfactory fairness opinions, and shareholder and regulatory approvals.

Results of Operations

Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

During the three months ended June 30, 2005, we had net revenues of $2,855,715 from the sale of 7,744 ounces of gold produced from the Mesquite Mine. During the three month period ended June 30, 2004, we had net revenue of $2,127,481 from the sale of 6,507 ounces of gold.

Mine operating costs were $1,575,598 in the three months ended June 30, 2005 compared to $1,773,648 for the three months ended June 30, 2004. During part of the second quarter of 2004 we had an outside contractor managing the mine as well as temporary employees. Mine site administration was $331,639 in the three months ended June 30, 2005 compared to $568,027 in the three months ended June 30, 2004. Depreciation, depletion and amortization were $318,752 in three months ended June 30, 2005 compared with $294,778 in the three months ended June 30, 2004. After a decrease adjustment to the inventory account of $695,820 in the three months ended June 30, 2005 compared with an adjustment in the three months ended June 30, 2004 to increase inventory by $137,479, total cost of goods sold was $2,931,224 in the three months ended June 30, 2005 compared to $2,506,788 in the three months ended June 30, 2004. We reported a gross loss of $75,509 for the three months ended June 30, 2005 compared to a gross loss of $379,307 in the three months ended June 30, 2004.
We incurred exploration expenses of $71,101 during the three months ended June 30, 2005 compared with $56,803 in the three months ended June 30, 2004. General and administrative expenses increased to $468,289 during the three months ended June 30, 2005, compared with $424,603 in the three months ended June 30, 2004 due to an increase in staff and corporate overhead. We reported an operating loss of $614,899 during the three months ended June 30, 2005 compared to an operating loss of $860,713 in the three months ended June 30, 2004.

Other income/expense totaled $96,351 during the three months ended June 30, 2005 compared with other income/expense of $54,973 in the three months ended June 30, 2004. We reported a net loss of $711,250 for the three months ended June 30, 2005 compared with a net loss of $915,686 for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004.

During the six months ended June 30, 2005, we had net revenues of $5,095,510 from the sale of 14,092 ounces of gold produced from the Mesquite Mine. During the six month period ended June 30, 2004, we had net revenue of $4,756,979 from the sale of 13,679 ounces of gold.

Mine operating costs were $3,161,940 in the six months ended June 30, 2005 compared to $3,675,746 for the six months ended June 30, 2004. During part of the second quarter of 2004 we had an outside contractor managing the mine as well as temporary employees. Mine site administration was $703,456 in the six months ended June 30, 2005 compared to $949,902 in the six months ended June 30, 2004. Depreciation, depletion and amortization were $663,747 in six months ended June 30, 2005 compared with $488,379 in the six months ended June 30, 2004. After a decrease adjustment to the inventory account of $763,499 in the six months ended June 30, 2005 compared with an adjustment in the six months ended June 30, 2004 to increase inventory by $656,563, total cost of goods sold was $5,312,931 in the six months ended June 30, 2005 compared to $4,522,805 in the six months ended June 30, 2004. We reported a gross loss of $217,421 for the six months ended June 30, 2005 compared to a gross profit of $234,174 in the six months ended June 30, 2004.
We incurred exploration expenses of $116,798 during the six months ended June 30, 2005 compared with $189,564 in the six months ended June 30, 2004. General and administrative expenses decreased to $926,989 during the six months ended June 30, 2005, compared with $1,087,006 in the six months ended June 30, 2004. We reported an operating loss of $1,261,208 during the six months ended June 30, 2005 compared to an operating loss of $1,042,396 in the six months ended June 30, 2004.

Other income/expense totaled $136,145 during the six months ended June 30, 2005 compared with other income/expense of $91,410 in the six months ended June 30, 2004. We reported a net loss of $1,397,353 for the six months ended June 30, 2005 compared with a net loss of $1,133,806 for the six months ended June 30, 2004.

Liquidity and Capital Resources; Recent Developments

As of June 30, 2005 there is limited historical financial information upon which to base an evaluation on our performance. We began our operation of the Mesquite Mine in November 2003. As a result, our operating profile and the reasons for fluctuation in the expense amounts between the periods prior to and following November 2003 changed significantly. Prior to November 2003, we primarily concentrated our business on the acquisition of properties and raising funds to advance our business. After our acquisition of the Mesquite Mine, we intend to dedicate the majority of our expenditures to retrieve gold from heap leach pads or from new mining and processing at the Mesquite Mine.

The expansion of operations at the Mesquite Mine, and plans for our future growth depend on our ability to obtain additional capital through the issuance of additional debt or equity and through the generation of revenue. Operating cash flows commenced in the first quarter of 2004, and therefore, we have no historical comparative performance data.

As of June 30, 2005, the cash balance was $330,349. As of June 30, 2005, we had an accumulated deficit of $10,400,718. As of June 30, 2005, we had a working capital deficit of $1,273,109.

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

On August 2, 2005, we and our wholly-owned subsidiaries entered into a supplemental agreement amending certain terms of the facility agreement. Pursuant to the terms of the supplemental agreement, the lenders agreed that they would not demand that payment of the base repayment amount otherwise due on July 31, 2005, and that Western Mesquite Mines, Inc. will make the payment on October 30, 2005. We paid $50,000 in consideration of the payment deferral.

In addition, the supplemental agreement amended the facility agreement by providing that a default under the facility agreement shall occur if, prior to the final repayment date under the facility agreement, our preliminary merger agreement with Romarco Minerals, Inc. is terminated, either we or Romarco announce that the merger is not proceeding or a definitive merger agreement between us and Romarco is not entered into before September 15, 2005.

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

As part of our credit facility agreement~~,~~ we entered into a cash flow hedging program under which we sold forward through RMB International (Dublin) Limited 26,399 ounces of gold at $382.95 per ounce, or approximately 50% of expected production of gold from the heaps. These ounces were scheduled for delivery beginning January 30, 2004 and every three months thereafter until October 30, 2005 as follows: 2,380, 4,368, 3,733, 3,324, 3,577, 3,523, 2,897 and 2,597 ounces. On each of the settlement dates, we settle in cash for the difference between the sales price and the hedged price times the number of scheduled ounces to be sold for that three month period. Unlike a conventional hedge, we were not required to put up collateral, and we are not subject to any margin requirements. Since we sold gold for more than the hedged price in the following periods and made the following payments under the hedging program and reduced revenue by corresponding amounts: $64,379 as of January 31, 2004; $24,242 as of April 30, 2004; $31,544 as of July 31, 2004; $141,602 as of October 29, 2004, $185,838 as of January 29, 2005, and $140,218 as of April 29, 2005. As of April 29, 2005, we paid approximately $587,824 to RMB International (Dublin) Limited under this agreement and had 5,494 ounces of gold outstanding subject to this hedge facility.

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

Our calculation of the derivative effects of the forward sales contract as of June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004
Afternoon Fix on the London Metal Exchange	$437.10	$438.00
Undelivered ounces of gold sold forward	5,494	12,594
(Gain) Loss recognized as other comprehensive income	($384,613)	$(176,921)
Value of provision for forward sales derivative - marked-to-market	$294,254	$678,867

We are currently spending approximately $100,000 per month for our ongoing corporate functions. In addition, we plan to spend between $300,000 and $500,000 over the next 12 months to advance our current portfolio of properties or to acquire and advance other strategically important projects. We have not budgeted specific amounts for exploration or development for any of our properties.

Our credit facility restricts us from making expenditures that have not been approved by the credit facility agent. We may need to obtain additional funds, either through equity offerings or debt, to fund our general and administrative expenses, make the advance royalty payments required on our properties and conduct exploration programs on our properties. Failure to obtain such additional financing will result in the loss by us of our interests in our mineral properties. These conditions raise doubt as to our ability to continue as a going concern. Management’s plans for the continuation of our company as a going concern include financing our operations through issuance of our common stock and the eventual profitable development of our mining properties. We have commenced the process for an offering of our securities in Canada and the listing of our common stock on the Toronto Stock Exchange. The terms of the offering, including the amount to be raised, have not been finalized. There are no assurances, however, with respect to the future success of these plans. The financial statements do not contain any adjustments which might be necessary if we are unable to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Forward Looking Statements

This report contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,”“expect,”“anticipate,”“intend,”“plan,”“may,”“will,”“likely,”“should,”“estimate,”“continue,”“future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ significantly from historical results or from those we anticipated. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 26, 2005 we issued 35,000 shares of our common stock to Lane Griffin and Mountain Gold Exploration, Inc. for work commitments required under the Exploration and Mining Lease Agreement we entered into. On the same date we issued 25,000 shares of our common stock to Proteus Capital Corp., a corporation owned and controlled by Douglas Newby, Executive Vice-President, in consideration for the negotiation of a subscription agreement with RAB Special Solutions, LP.

Name	Number of Common Shares	Exercise Price	Vesting Date	Value
Lane Griffin	35,000	$0.40	4/26/2005	$14,000
Mountain Gold Exploration	35,000	$0.40	4/26/2005	14,000
Proteus Capital Corp.	25,000	$0.40	4/26/2006	10,000
Total	95,000			$38,000

During the quarter ended June 30, 2005 we issued options to purchase shares of our common stock as follows:

Name	Number of Common Shares	Exercise Price	Vesting Date	Value
Thomas K. Mancuso	100,000	$0.40	4/15/2005	$12,000
Thomas K. Mancuso	100,000	$0.40	4/15/2006	9,000
Thomas E. Callicrate	100,000	$0.40	4/15/2005	12,000
Thomas E. Callicrate	100,000	$0.40	4/15/2006	9,000
Lawrence J. O’Connor	100,000	$0.40	4/15/2005	12,000
Lawrence J. O’Connor	100,000	$0.40	4/15/2006	9,000
Becky Corigliano	100,000	$0.40	4/15/2005	12,000
Becky Corigliano	100,000	$0.40	4/15/2006	9,000
James Mancuso	75,000	$0.40	4/15/2005	9,000
James Mancuso	75,000	$0.40	4/15/2006	6,750
Douglas J. Newby	75,000	$0.40	4/15/2005	9,000
Douglas J. Newby	75,000	$0.40	4/15/2006	6,750
Gerald B. Ruth	75,000	$0.40	4/15/2005	9,000
Gerald B. Ruth	75,000	$0.40	4/15/2006	6,750
Employees	86,750	$0.40	4/15/2005	10,410
Employees	86,750	$0.40	4/15/2006	7,808

Total	1,423,500			$149,468

The options issued to officers, directors and employees are exercisable for five year periods from their respective vesting dates.

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

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None

Item 6. Exhibits

Number   Description

10.1	Supplemental Agreement, dated August 2, 2005, among Western Mesquite Mines, Inc., Western Goldfields, Inc., Calumet Mining Company, RMB International (Dublin) Limited and RMB Resources Limited

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN GOLDFIELDS, INC.

Date: August 12, 2005	By:	/s/ Thomas K. Mancuso
Thomas K. Mancuso President Principal Executive Officer

COMPANY NAME CORPORATION

Date: August 12, 2005	By:	/s/ Becky Corigliano
Becky Corigliano Treasurer and Secretary Principal Accounting Officer

EXHIBIT INDEX

Number   Description

10.1	Supplemental Agreement, dated August 2, 2005, among Western Mesquite Mines, Inc., Western Goldfields, Inc., Calumet Mining Company, RMB International (Dublin) Limited and RMB Resources Limited

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002