Form 10QSB
period 2005-09-30
WESTERN GOLDFIELDS INC
filed 2005-11-14
CIK 1208038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 30, 2005

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

(775) 337-9433
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The number of shares of common stock outstanding as of: October 31, 2005 was 38,891,809.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

WESTERN GOLDFIELDS, INC.
Form 10-QSB

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Western Goldfields, Inc
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$40,089	$1,534,778
Accounts receivable	24,518	12,956
Inventories	846,800	1,574,249
Prepaid expenses	227,844	404,100
Deposits	-	4,050
TOTAL CURRENT ASSETS	1,139,251	3,530,133

Property, plant, and equipment, net of
accumulated depreciation	5,120,774	5,863,944
Construction in progress	10,853	-
Investments - remediation and reclamation	6,210,780	6,089,572
Investments - other	-	21,400
Long-term deposits	316,772	309,674
Long-term prepaid expenses	1,199,116	1,312,853
Deferred loan fees and expenses, net of amortization	9,869	208,501

TOTAL ASSETS	$14,007,415	$17,336,077

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$796,195	$659,087
Accrued expenses	532,856	709,377
Accrued expenses - related party	24,325	38,043
Accrued interest	54,688	40,000
Loan payable, current portion	1,500,000	3,000,000
TOTAL CURRENT LIABILITIES	2,908,064	4,446,507

LONG-TERM LIABILITIES
Loan payable, net of current portion	-	-
Reclamation and remediation liabilities	6,358,994	6,358,994
TOTAL LONG-TERM LIABILITIES	6,358,994	6,358,994

PROVISION FOR FORWARD SALES DERIVATIVE MARKED -
TO-MARKET	233,320	678,867

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 25,000,000 shares authorized;
1,000,000 shares issued and outstanding	10,000	10,000
Common stock, $0.01 par value, 100,000,000 shares authorized;
38,891,809 and 38,721,810 shares issued
and outstanding, respectively	388,918	387,218
Additional paid-in capital	10,337,530	9,891,305
Additional paid-in capital preferred	475,000	475,000
Stock options and warrants	4,722,442	4,779,018
Accumulated deficit	(11,184,933)	(9,003,365)
Accumulated other comprehensive income (loss)	(241,920)	(687,467)
TOTAL STOCKHOLDERS' EQUITY	4,507,037	5,851,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,007,415	$17,336,077

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Gross revenue	$2,153,160	$2,766,463	$7,851,647	$8,109,877
Royalties	(97,677)	(251,181)	(700,654)	(837,616)
Net revenue	2,055,483	2,515,282	7,150,993	7,272,261

COST OF GOODS SOLD
Mine operating costs	1,599,709	1,727,253	4,761,649	5,402,999
Mine site administration	376,097	505,496	1,079,553	1,455,396
Selling, transportation, and refining	8,423	11,646	28,712	76,987
Depreciation, depletion & amortization	290,931	554,070	954,678	1,042,449
Inventory adjustment	27,764	302,106	791,263	(354,457)
Total cost of goods sold	2,302,924	3,100,571	7,615,855	7,623,374

GROSS PROFIT (LOSS)	(247,441)	(585,289)	(464,862)	(351,113)

EXPENSES
General and administrative	444,892	625,435	1,371,881	1,712,443
Exploration - other	26,424	40,448	143,222	230,011
Total expenses	471,316	665,883	1,515,103	1,942,454

OPERATING LOSS	(718,757)	(1,251,172)	(1,979,965)	(2,293,567)

OTHER INCOME (EXPENSE)
Interest income	40,150	33,223	133,263	112,120
Interest expense	(82,814)	(72,991)	(177,107)	(259,696)
Gain on sale of assets	-	-	26,334	27,132
Financing expenses	(22,794)	-	(184,093)	(10,734)
Total other income (expense)	(65,458)	(39,768)	(201,603)	(131,178)

LOSS BEFORE INCOME TAXES	(784,215)	(1,290,940)	(2,181,568)	(2,424,745)

INCOME TAXES	-	-	-	-

NET LOSS	(784,215)	(1,290,940)	(2,181,568)	(2,424,745)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in market value of securities	-	(17,800)	-	(68,425)
Provision for forward sales derivative marked-to-market	60,934	(262,217)	445,547	349,591

Total other comprehensive income (loss)	60,934	(280,017)	445,547	281,166

NET COMPREHENSIVE LOSS	$(723,281)	$(1,570,957)	$(1,736,021)	$(2,143,579)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.03)	$(0.04)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	38,891,809	38,277,699	38,836,700	38,236,003

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Stock Options		Other
	Number		Number		Paid-in	and	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Warrants	Deficit	Income (Loss )	Total

Balance, December 31, 2003	-	$-	38,149,078	$381,491	$10,057,384	$3,601,478	$(4,584,552)	$(792,163)	$8,663,638
Options issued for directors' services	-	-	-	-	-	451,095	-	-	451,095
Options issued for officers' services	-	-	-	-	-	579,998	-	-	579,998
Options issued for services by related party	-	-	-	-	-	22,500	-	-	22,500
Options issued for services by employees	-	-	-	-	-	84,628	-	-	84,628
Options issued for services by consultants	-	-	-	-	-	19,600	-	-	19,600
Common stock issued for services	-	-	109,000	1,090	86,110	-	-	-	87,200
Common stock issued for penalty	-	-	444,231	4,442	(4,442)	-	-	-	-
Return of capital for penalty	-	-	-	-	(257,152)	-	-	-	(257,152)
Extension of warrants due to expire	-	-	-	-	-	5,319	-	-	5,319
Common stock issued for exercise of warrants	-	-	20,000	200	9,400	(600)	-	-	9,000
Preferred stock and warrants issued for cash	1,000,000	10,000	-	-	475,000	15,000	-	-	500,000
Retire treasury stock	-	-	(500)	(5)	5	-	-	-	-
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(4,418,813)	-	(4,418,813)
Other comprehensive income	-	-	-	-	-	-	-	104,696	104,696
Balance, December 31, 2004	1,000,000	10,000	38,721,809	387,218	10,366,305	4,779,018	(9,003,365)	(687,467)	5,851,709
Options issued for directors' services (unaudited)	-	-	-	-	-	98,780	-	-	98,780
Options issued for officers' services (unaudited)	-	-	-	-	-	170,502	-	-	170,502
Options issued for services by employees (unaudited)	-	-	-	-	-	28,504	-	-	28,504
Options issued for services by consultants (unaudited)	-	-	-	-	-	2,075	-	-	2,075
Common stock issued for services (unaudited)	-	-	170,000	1,700	66,800	-	-	-	68,500
Expiration of warrants & options (unaudited)	-	-	-	-	13,125	(13,125)	-	-	-
Extension of warrants due to expire (unaudited)	-	-	-	-	-	5,333	-	-	5,333
Surrendered warrants - Newmont (unaudited)	-	-	-	-	366,300	(366,300)	-	-	-
Options issued for directors' services (unaudited)	-	-	-	-	-	20,164	-	-	20,164
Expiration of warrants & options (unaudited)	-	-	-	-	-	(2,922)	-	-	(2,922)
Options issued for services by consultants (unaudited)	-	-	-	-	-	413	-	-	413
Net loss for the nine months ended September 30, 2005 (unaudited)	-	-	-	-	-	-	(2,181,568)	-	(2,181,568)
Other comprehensive income (unaudited)	-	-	-	-	-	-	-	445,547	445,547
Balance, September 30, 2005 (unaudited)	1,000,000	$10,000	38,891,809	$388,918	$10,812,530	$4,722,442	$(11,184,933)	$(241,920)	$4,507,037

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,181,568)	$(2,424,745)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and depletion	743,170	515,844
Amortization of loan fees	198,632	526,605
(Gain) on sale of assets and investments	(26,334)	(29,854)
Interest accrued on investments - reclamation and remediation	(121,208)	(90,260)
Common stock, options and warrants issued for services	386,016	963,537
Exploration fees funded by stock	-	80,000
Cost of extending expiry date of warrants	5,333	-
Common stock adjustment	-	1
Changes in assets and liabilities:
Decrease (increase) in:
Restricted cash	-	3,897,229
Accounts receivable	(11,562)	(580,435)
Inventories	727,449	(264,041)
Prepaid expenses	289,993	409,528
Deposits	(3,048)	573,671
Increase (decrease) in:
Accounts payable	137,108	(347,679)
Accrued expenses	(176,521)	525,624
Accrued expenses - related parties	(13,718)	(22,500)
Accrued interest expense	14,688	(20,608)
Net cash provided (used) by operating activities	(31,570)	3,711,917

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, including Construction
in Progress	(10,853)	(854,562)
Principal payments received on loan receivable	-	40,000
Proceeds from sale of investments	47,734	7,606
Purchase of assets	-	(15,764)
Proceeds from sale of assets	-	407,231
Net cash provided (used) by investing activities	36,881	(415,489)

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred debt offering costs	-	(22,594)
Payments on loans	(1,500,000)	(2,250,000)
Net cash provided (used) by financing activities	(1,500,000)	(2,272,594)

Change in cash	(1,494,689)	1,023,834

Cash, beginning of period	1,534,778	373,500

Cash, end of period	$40,089	$1,397,334

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$162,419	$280,303
Income taxes paid	$-	$-

NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Stock and warrants issued for services	$391,349	$7,200
Stock options issued for services	$-	$956,337
Exploration fees paid by issuance of stock	$-	$80,000
Stock issued for 2% penalty	$-	$4,464
Accounts payable increased for 2% penalty	$-	$256,069
Interest reinvested, investments - reclamation & remediation	$-	$90,260

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Operating results for the nine months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

Net Loss Per Share

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. For the periods ended September 30, 2005 and 2004, the effect of the Company’s outstanding options and common stock equivalents would have been anti-dilutive. Accordingly, only basic EPS is presented.

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

NOTE 3 - INVENTORIES

Inventories consist of the following:

	September 30, 2005	December 31, 2004
	(unaudited)
Bullion	$-	$-
Metal-in-process	684,797	1,476,058
Supplies	162,003	98,191
	$846,800	$1,574,249

Metal-in-process inventory contained approximately 1,706 and 4,004 ounces of gold as of September 30, 2005, and December 31, 2004, respectively.

	September 30, 2005	December 31, 2004
	(unaudited)
Beginning Metal-in Process Inventory	$1,476,058	$1,634,966
Operating Costs for the Period	5,869,916	8,960,614
Depreciation, Depletion & Amortization for the Period	954,678	1,413,646
Less Cost of Metal Sales	(7,615,855)	(10,533,168)
	$684,797	$1,476,058

NOTE 4 - PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(unaudited)
Buildings	$3,550,000	$3,550,000
Equipment	3,465,323	3,465,323
	7,015,323	7,015,323
Less accumulated depreciation	(1,894,549)	(1,151,379)
Net Property and Equipment	$5,120,774	$5,863,944

Depreciation expense for the nine months ended September 30, 2005 and the year ended December 31, 2004 was $743,170 and $1,151,379, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

In the third quarter of 2005, the Company did not grant any options.

The following is a summary of stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Balance January 1, 2005	5,023,084	$0.78
Granted	1,673,500	0.41
Expired	(91,334)	-
Exercised	-	-
Outstanding at September 30, 2005	6,605,250	$0.70
Exercisable at September 30, 2005	5,698,500	$0.70

Weighted average fair value of options granted during the nine months ended September 30, 2005			$0.41

The above stock options have been issued under an equity compensation plan approved by the directors but not by the shareholders.

NOTE 6 - MATERIAL EVENTS

On September 21, 2005, Western Mesquite Mines, Inc. (the “Borrower”), a wholly owned subsidiary of the Company, Calumet Mining Company, a wholly-owned subsidiary of the Company, and the Company entered into a Supplemental Agreement (the “Supplemental Agreement”) amending certain terms of the Facility Agreement (the “Facility Agreement”) with RMB International (Dublin) Limited (the “Lender”) and RMB Resources Limited (together with the Lender, “RMB”). Pursuant to the terms of the Supplemental Agreement, RMB agreed that it would not demand that the Borrower pay the base repayment amount otherwise due on July 31, 2005, and that the Borrower will make such payment on October 30, 2005.

In addition, the Supplemental Agreement amended the Facility Agreement by providing that a default under the Facility Agreement shall occur if, prior to the final repayment date under the Facility Agreement, the preliminary merger agreement between the Company and Romarco Minerals, Inc. is terminated, either the Company or Romarco announces that the merger is not proceeding or a definitive merger agreement between the Company and Romarco was not entered into before September 15, 2005. On September 21, 2005 the Supplemental Agreement was amended such that the date by which the definitive merger agreement between the Company and Romarco had to be executed in order to avoid a default was extended to October 15, 2005.

On September 30, 2005, the Company, Romarco Minerals Inc. (“Romarco”) and Romarco Merger Corporation (“Merger Sub”) entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation  and being a wholly-owned subsidiary of Romarco (the “Merger”).  On the terms and subject to the conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result thereof, each share of common stock, par value $0.01 per share, of the Company (“Western Common Stock”) will be converted into the right to receive two shares of common stock, no par value, of Romarco (the “Merger Consideration”). Each share of Series “A-1” Convertible Preferred Stock of the Company issued and outstanding immediately prior to the Effective Time shall be canceled and shall be converted into shares of Western Common Stock, which shall then be cancelled and converted into the right to receive the Merger Consideration.

NOTE 7 - SUBSEQUENT EVENTS

On October 25, 2005 Thomas Mancuso, President, CEO and a Director, and Thomas Callicrate, Vice-President Exploration and a Director, resigned from their respective positions with the Company effective October 21, 2005. Douglas Newby, previously Executive-Vice President and a Director, was appointed Chairman of the Board, President and CEO with effect from October 21, 2005. Also on October 25, 2005, James Mancuso, Chairman of the Board of the Company stepped down although he remains in independent Director, and Mr. Newby was elected by the Board to be Chairman.

On October 28, 2005 the Company and RMB entered into a verbal agreement whereby the final payment of $1,500,000 due under the Facility Agreement would be extended until April 28, 2006 subject to certain conditions including but not limited to the achievement of certain milestones in connection with the merger between the Company and Romarco to be executed in a Second Supplemental Agreement amending certain terms of the Facility Agreement (the “Facility Agreement”) with RMB International (Dublin) Limited (the “Lender”) and RMB Resources Limited (together with the Lender, “RMB”).

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

On May 12, 2005, we filed an application and preliminary prospectus to have our common stock listed on the Toronto Stock Exchange. We have diligently advanced the application and have responded to various queries from the exchange. The Toronto Stock Exchange put a hold on finalizing the application pending the outcome of the merger with Romarco Minerals, Inc.

In June 2005, Romarco Minerals, Inc. entered into separate binding agreements with us and U.S. Gold Corporation to combine the companies and create an emerging intermediate gold producer with a strong portfolio of exploration projects. U.S. Gold later terminated its agreement with Romarco Minerals.

On September 30, 2005, the Company and Romarco Minerals, Inc. entered into an Agreement and Plan of Merger and Reorganization. The merger, which was approved by the boards of directors of Western Goldfields and Romarco, will combine the two companies to create an emerging gold producer with what we believe to be a strong pipeline of exploration projects.

Under the terms of the merger agreement, Romarco will issue two (2) shares of its common stock for shares of every one (1) outstanding share of Western Goldfields common stock.

The transaction is subject to customary closing conditions, regulatory approval and shareholder approval. We expect the shares of Romarco to be listed on the TSK Exchange following the merger.

The proposed transaction will combine Western Goldfields’ Mesquite Mine, which is currently producing gold from ore placed on the existing pads from the previous owner, with Romarco’s portfolio of advanced stage exploration projects in North and South America.

Results of Operations

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

During the three months ended September 30, 2005, we had net revenues of $2,055,483 from the sale of 5,244 ounces of gold produced from the Mesquite Mine. During the three month period ended September 30, 2004, we had net revenue of $2,515,282 from the sale of 7,008 ounces of gold.

Mine operating costs were $1,599,709 in the three months ended September 30, 2005 compared to $1,727,253 for the three months ended September 30, 2004. Mine site administration was $376,097 in the three months ended September 30, 2005 compared to $505,496 in the three months ended September 30, 2004. Depreciation, depletion and amortization were $290,931 in three months ended September 30, 2005 compared with $554,070 in the three months ended September 30, 2004. After a decrease adjustment to the inventory account of $27,764 in the three months ended September 30, 2005 compared with an adjustment in the three months ended September 30, 2004 to increase inventory by $302,106, total cost of goods sold was $2,302,924 in the three months ended September 30, 2005 compared to $3,100,571 in the three months ended September 30, 2004. We reported a gross loss of $247,441 for the three months ended September 30, 2005 compared to a gross loss of $585,289 in the three months ended September 30, 2004.

We incurred exploration expenses of $26,424 during the three months ended September 30, 2005 compared with $40,448 in the three months ended September 30, 2004. General and administrative expenses decreased to $444,892 during the three months ended September 30, 2005, compared with $625,435 in the three months ended September 30, 2004 due to an increase in staff and corporate overhead. We reported an operating loss of $718,757 during the three months ended September 30, 2005 compared to an operating loss of $1,251,172 in the three months ended September 30, 2004.

Other income/expense totaled $(65,458) during the three months ended September 30, 2005 compared with other income/expense of $(39,768) in the three months ended September 30, 2004. We reported a net loss of $784,215 for the three months ended September 30, 2005 compared with a net loss of $1,290,940 for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004.

During the nine months ended September 30, 2005, we had net revenues of $7,150,993 from the sale of 19,336 ounces of gold produced from the Mesquite Mine. During the nine month period ended September 30, 2004, we had net revenue of $7,272,261 from the sale of 20,687 ounces of gold.

Mine operating costs were $4,761,649 in the nine months ended September 30, 2005 compared to $5,402,999 for the nine months ended September 30, 2004. During the first quarter and part of second quarter of 2004 we had an outside contractor managing the mine as well as temporary employees. Mine site administration was $1,079,553 in the nine months ended September 30, 2005 compared to $1,455,396 in the nine months ended September 30, 2004. Depreciation, depletion and amortization were $954,678 in nine months ended September 30, 2005 compared with $1,042,449 in the nine months ended September 30, 2004. After a increase adjustment to the inventory account of $791,263 in the nine months ended September 30, 2005 compared with an adjustment in the nine months ended September 30, 2004 to decrease inventory by $354,457, total cost of goods sold was $7,615,855 in the nine months ended September 30, 2005 compared to $7,623,374 in the nine months ended September 30, 2004. We reported a gross loss of $464,862 for the nine months ended September 30, 2005 compared to a gross loss of $351,113 in the nine months ended September 30, 2004.
We incurred exploration expenses of $143,222 during the nine months ended September 30, 2005 compared with $230,011 in the nine months ended September 30, 2004. General and administrative expenses decreased to $1,371,881 during the nine months ended September 30, 2005, compared with $1,712,443 in the nine months ended September 30, 2004. We reported an operating loss of $1,979,965 during the nine months ended September 30, 2005 compared to an operating loss of $2,293,567 in the nine months ended September 30, 2004.

Other income/expense totaled $(201,603) during the nine months ended September 30, 2005 compared with other income/expense of $(131,178) in the nine months ended September 30, 2004. We reported a net loss of $2,181,568 for the nine months ended September 30, 2005 compared with a net loss of $2,424,745 for the nine months ended September 30, 2004.

Liquidity and Capital Resources; Recent Developments

As of September 30, 2005 there is limited historical financial information upon which to base an evaluation on our performance. We began our operation of the Mesquite Mine in November 2003. As a result, our operating profile and the reasons for fluctuation in the expense amounts between the periods prior to and following November 2003 changed significantly. Prior to November 2003, we primarily concentrated our business on the acquisition of properties and raising funds to advance our business. After our acquisition of the Mesquite Mine, we intend to dedicate the majority of our expenditures to retrieve gold from heap leach pads or from new mining and processing at the Mesquite Mine.

The expansion of operations at the Mesquite Mine, and plans for future growth depend on our ability to obtain additional capital through the issuance of additional debt or equity and through the generation of revenue. Operating cash flows commenced in the first quarter of 2004, and therefore, we have no historical comparative performance data.

As of September 30, 2005, the cash balance was $40,089. As of September 30, 2005, we had an accumulated deficit of $11,184,933. As of September 30, 2005, we had a working capital deficit of $1,768,813.

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

On August 2, 2005, we and Western Mesquite Mines, Inc. (the “Borrower”), our wholly owned subsidiary, and Calumet Mining Company, our wholly-owned subsidiary, entered into a Supplemental Agreement (the “Supplemental Agreement”) amending certain terms of the facility agreement with RMB International (Dublin) Limited (the “Lender”) and RMB Resources Limited (together with the Lender, “RMB”). Pursuant to the terms of the Supplemental Agreement, RMB agreed that it would not demand that the Borrower pay the base repayment amount otherwise due on July 31, 2005, and that the Borrower will make such payment on October 30, 2005.

In addition, the Supplemental Agreement amended the facility agreement by providing that a default under the facility agreement shall occur if, prior to the final repayment date under the Facility Agreement, the preliminary merger agreement between the Company and Romarco Minerals, Inc. is terminated, either the Company or Romarco announces that the merger is not proceeding or a definitive merger agreement between the Company and Romarco was not entered into before September 15, 2005. On September 21, 2005 the Supplemental Agreement was amended such that the date by which the definitive merger agreement between the Company and Romarco had to be executed in order to avoid a default was extended to October 15, 2005.

On October 28, 2005 we entered into a verbal agreement with RMB whereby the final payment of $1,500,000 due under the facility agreement would be extended until April 28, 2006 subject to certain conditions, including but not limited to the achievement of certain milestones in connection with our proposed merger with Romarco to be executed in a Second Supplemental Agreement amending certain terms of the facility agreement.

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

Our operations of the Mesquite Mine began in November 2003. We accumulated metal-in-process inventory during 2003 and produced 2,593 ounces of poured gold during operations in December 2003, produced an additional 27,398 ounces and sold 27,357 ounces during 2004, and kept in inventory 5,593 ounces at an outside refiner for deliveries of gold under our forward sales contract at the end of January 2005. Production for the nine months ended September 30, 2005 was 867 ounces higher than budget. We have implemented programs at the mine to reduce and control monthly expenditures with the objective of reducing the operating cash cost.

Sales of metal will be recorded at both the spot price and under the forward sales agreement in 2004, with the related costs charged from inventory to cost of goods sold.

As part of our credit facility agreement we entered into a cash flow hedging program under which we sold forward through RMB International (Dublin) Limited 26,399 ounces of gold at $382.95 per ounce, or approximately 50% of expected production of gold from the heaps. These ounces were scheduled for delivery beginning January 30, 2004 and every three months thereafter until October 30, 2005 as follows: 2,380, 4,368, 3,733, 3,324, 3,577, 3,523, 2,897 and 2,597 ounces. On each of the settlement dates, we settle in cash for the difference between the sales price and the hedged price times the number of scheduled ounces to be sold for that three month period. Unlike a conventional hedge, we were not required to put up collateral, and we are not subject to any margin requirements. Since we sold gold for more than the hedged price in the following periods and made the following payments under the hedging program and reduced revenue by corresponding amounts: $64,379 as of January 31, 2004; $24,242 as of April 30, 2004; $31,544 as of July 31, 2004; $141,602 as of October 29, 2004, $185,838 as of January 29, 2005, $140,218 as of April 29, 2005, and $133,407 as of July 31, 2005. As of July 31, 2005, we paid approximately $721,230 to RMB International (Dublin) Limited under this agreement and had 2,597 ounces of gold outstanding subject to this hedge facility.

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

Our calculation of the derivative effects of the forward sales contract as of September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004
Afternoon Fix on the London Metal Exchange	$437.10	$438.00
Undelivered ounces of gold sold forward	2,597	12,594
(Gain) Loss recognized as other comprehensive income	($445,547)	$(176,921)
Value of provision for forward sales derivative - marked-to-market	$233,320	$678,867

We are currently spending approximately $120,000 per month for our ongoing corporate functions. In addition, we plan to spend between $300,000 and $500,000 over the next 12 months to advance our current portfolio of properties or to acquire and advance other strategically important projects. We have not budgeted specific amounts for exploration or development for any of our properties.

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

Forward Looking Statements

This report contains several “forward-looking statements.” Forward-looking statements are those that use words such as “believe,”  “expect,”  “anticipate,”  “intend,”  “plan,”  “may,”  “will,”  “likely,”  “should,”  “estimate,”  “continue,”  “future” or other comparable expressions. These words indicate future events and trends. Forward-looking statements are our current views with respect to future events and financial performance. These forward-looking statements are subject to many assumptions, risks and uncertainties, many of which are beyond our control, that could cause actual results to differ significantly from historical results or from those we anticipated. The most significant risks are detailed from time to time in our filings and reports with the Securities and Exchange Commission.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On October 21, 2005 Thomas K. Mancuso, President/CEO and Director, tendered his resignation effective October 21, 2005.

On October 25, 2005 Thomas E. Callicrate, Vice President of Exploration and Director, tendered his resignation effective October 21, 2005.

On October 25, 2005, James D. Mancuso, Chairman of the Board of Directors, tendered his resignation as Chairman effective October 21, 2005. Mr. Mancuso still remains on the Board of Directors of the Company.

On October 25, 2005, Douglas J. Newby, was appointed as the Company’s President/CEO and Chairman of the Board of Directors, effective October 21, 2005. Mr. Newby ceased to serve as Executive Vice President under an existing consulting agreement the Company and Proteus Capital Corp. of which he is President, entered into April 1, 2003. The terms of his new employment have yet to be agreed.

On October 28, 2005 we entered into a verbal agreement with RMB whereby the final payment of $1,500,000 due under the facility agreement would be extended until April 28, 2006 subject to certain conditions, including but not limited to the achievement of certain milestones in connection with our proposed merger with Romarco to be executed in a Second Supplemental Agreement amending certain terms of the facility agreement.

Item 6. Exhibits

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN GOLDFIELDS, INC.

Date: November 14, 2005	/s/ Douglas J. Newby
Douglas J. Newby President Principal Executive Officer

Date: November 14, 2005	/s/ Becky Corigliano
Becky Corigliano Treasurer and Secretary Principal Accounting Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002