Form 10KSB
period 2005-12-31
WESTERN GOLDFIELDS INC
filed 2006-04-13
CIK 1208038

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10 — KSB

(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number: 0-50894

WESTERN GOLDFIELDS, INC.
(Exact Name of Registrant as Specified in its Charter)

Idaho (State or Other Jurisdiction of Incorporation or Organization)	38-3661016 (I.R.S. Employer Identification No.)
1575 Delucchi Lane, Suite 116 Reno, Nevada (Address of Principal Executive Office)	89502 (Zip Code)

Registrant's telephone number, including area code: (775) 337-9433

Securities Registered pursuant to Section 12 (g) of the Act:	Common Stock, Par Value $0.01 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $9,798,150

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of March 31, 2006 was $37,783,992. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates

As of March 31, 2006 there were 59,743,051 shares of common stock of the issuer issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format (check one): Yes[ ]      No [X]

(i)

TABLE OF CONTENTS

PART I

PART II

PART III

(ii)

FORWARD LOOKING STATEMENTS

        We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 6. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control.

        The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation:

•	the effect of political, economic and market conditions and geopolitical events;

•	the actions and initiatives of current and potential competitors;

•	our reputation;

•	investor sentiment; and

•	other risks and uncertainties detailed elsewhere throughout this report.

        Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K/SB, Quarterly Reports on Form 10-Q/SB and Current Reports on Form 8-K, and any amendments thereto.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business Development

        We were incorporated as Bismarck Mining in the State of Idaho in 1924. We focused on silver exploration in the Coeur d’Alene district of northern Idaho and held various exploration claims from time to time until 1971. From 1971 to 1999 we did not conduct any business operations. In 1999 we commenced exploration activities and acquired rights to three groups of claims in the western United States. As part of our program to acquire additional claims, in August 2002, we acquired Calumet Mining Company, a privately held exploration company which held exploration rights to five groups of claims.

        In early 2003, we commenced the process of acquiring the Mesquite Mine (“Mesquite” or “the Mine”) in Imperial County, California from Hospah Coal Company (“Hospah”), a wholly-owned subsidiary of Newmont Mining Corporation (“Newmont”). During the first half of 2003, we conducted due diligence and held extensive discussions with Newmont and potential investors which resulted in us and Newmont signing a letter of intent in July 2003. In November 2003, we acquired a 100% interest in Mesquite pursuant to an Asset Purchase Agreement. These assets are now held by our wholly-owned subsidiary, Western Mesquite Mining Inc. The transaction included:

•	assumption of reclamation and closure liabilities at the property, estimated at $6,000,000;

•	provision of approximately $7,800,000 in reclamation bonds to various governmental authorities replacing equivalent bonds previously provided by Newmont, which was subsequently reduced to $7,000,000;

•	issuance of additional shares of our common stock and warrants to purchase our common stock valued at approximately $3,100,000. As a result of the transaction, Newmont acquired 3,454,468 shares of our common stock and warrants to purchase an additional 8,091,180 shares of our common stock. On April 18, 2005 Newmont surrendered warrants to purchase 2,035,000 shares of common stock;

•	the grant to Newmont of a perpetual net smelter return royalty ranging, according to location, from 0.5% to 2.0% on any newly mined ore; and

•	the grant to Newmont of a net operating cash flow royalty equal to 50% of the proceeds received from the sale of gold and silver produced from materials in place on the heap leach pads on the date of the acquisition, less certain operating costs, capital expenses and other allowances and adjustments.

        On September 30, 2005, we entered into an Agreement and Plan of Merger and Reorganization with Romarco Minerals, Inc. (“Romarco”). On February 13, 2006 we announced that we and Romarco had terminated this agreement on friendly terms and had entered into a Termination Agreement pursuant to which we agreed to pay Romarco a termination fee of $1,000,000, together with reimbursement of $225,000 for their out-of-pocket expenses in pursuing the merger. In addition, we agreed to repay all outstanding promissory notes payable to Romarco, totaling $728,257 including principal and interest. The Termination Agreement also provided for a mutual release of all claims in connection with the termination of the Agreement and Plan of Merger and Reorganization.

        On February 13, 2006 we announced the restructuring of our Board of Directors, the appointment of a new senior management team and the closing of the initial $3,700,000 of a non-brokered private placement financing of $6,000,000. On February 20, 2006, we announced the closing of the balance of $2,300,000 of the non-brokered private placement.

        The proceeds from this private placement have been or will be used:

•	to repay in full our outstanding debt facility of $1,500,000 million plus accrued interest;

•	to pay Romarco $1,953,257 in full satisfaction of amounts owing upon termination of the merger agreement;

•	to finance the completion of the Mesquite feasibility study; and

•	for general corporate purposes.

        Our current corporate structure is as follows: (All subsidiaries are 100% owned.)

(b) Business of the issuer

        We are an independent precious metals production and exploration company with operations focused on the western United States.

        Mesquite is our most important asset, providing us with current gold production from material that was placed on the heap leach pads by Newmont and previous owners of the property. The gold produced has provided us with operating cash flow to help sustain our operations pending completion of a feasibility study, which commenced in March 2006, which we believe may justify resumption of mining operations and the expansion of the existing, inactive open pit mines on the property. Since we acquired Mesquite, we have been continuously reviewing the current gold recovery program from the heap leach pads and have conducted metallurgical tests in an attempt to improve the recovery and better understand the remaining potential on the pads.

        Our current operations are based on the cyanidation of the heaps created by the previous owners. The operation includes circulating cyanide solution through the heaps, with subsequent recovery of gold and silver extracted during the cyanidation process on activated carbon. Periodically the activated carbon is treated to recover the gold and silver into dore. The dore is then transported to Johnson Matthey Inc. for further refining to 0.9999 bullion.

        Subsequent to the management changes and refinancing activities in February 2006, described in Business Development above, our immediate priorities are to upgrade and expand the mineral resource estimates for Mesquite, complete the feasibility study and bring the Mine back into full production.

        In addition, we are conducting a review of certain of our other exploration properties. Based on the outcome of this review, we will make a decision on future work at the various properties. There can be no assurance that we will find any economic minerals or reserves on our other properties.

        We sell our gold production to bullion dealers and refiners. In 2005, sales to four customers totaled $3,911,655, $3,875,114, $1,510,031 and $501,350, respectively. In 2004, sales to two customers totaled $8,303,971 and $2,563,264, respectively.

Mesquite Mine

Description of the property and mineral rights

        The Mine is located south of the Chocolate Mountains in Imperial County, California, approximately 35 miles east of Brawley, California, and 45 miles northwest of Yuma, Arizona, just north of the Mexican border at an elevation of between 600 and 1,000 feet above sea level. The property consists of 213 unpatented and 53 patented mining lode claims, 127 patented and 97 unpatented mill site claims, 658 acres of California state leased land, and 315 acres of fee lands, covering a total of 5,200 acres. Mining operations are supported by existing infrastructure, a reliable water supply, grid electric power and state highway 78 passes close to the mine. The nearest rail siding is 15 miles away, but the rail line will be extended to the Mine as part of the Los Angeles County Sanitation District (“LACSD”) landfill project. The property is in a desert region with average annual rainfall of approximately 3 inches and sparse desert vegetation.

        Since mining operations commenced in 1986, three major pits have been developed: Big Chief to the northwest of the property, Rainbow to the northeast of the property, and Vista to the southeast of the property. The Mine infrastructure is located in the center of the property, feeding three distinct areas of leach pads located to the south on the pediment. Gold recovery and leach pad infrastructure is located to the northeast of the three pad areas and to the south of the mine infrastructure.

Expansion plan

        Newmont developed a Mesquite Mine expansion plan to mine additional mineralized material remaining in-situ and adjacent to the open pits. A Record of Decision (“ROD”) was issued by the U.S. Bureau of Land Management (“BLM”) in 2002, allowing for the expansion of the existing operations. The ROD defines and authorizes future new disturbance that allows for expansion of the Big Chief, Rainbow and Vista open pits. We intend to complete a feasibility study by the end of the second quarter of 2006 for the redevelopment of the mining operations.

        As per the permits in hand, new operations will process Run of Mine ore (ROM) by expanding the easternmost, Phase 6 leach pads. A new mining fleet will be purchased or a contract miner may be utilized, depending on conclusion from the feasibility study. Minor recapitalization of the processing facilities will be required to extend the life of equipment. An additional $2,300,000 million surety bond will be posted for future and final reclamation. Permit conditions defined by the ROD also include, among other things, the implementation and maintenance of tortoise education programs for employees, the construction of special tortoise fencing and the purchase of 1,394 acres of tortoise habitat within the Chuckawalla Bench Area, an area to the north of Mesquite Mine, to mitigate future disturbance of tortoise habitat.

        We will need to finance the development of the reserves and the construction necessary to place any additional reserves into production.

        Hanson Natural Resources Company (“HNCR”), a previous owner of the Mine, permitted a permanent landfill facility on a portion of the lands occupying the south-west sector of the property. In June 1993, Newmont entered into a mineral lease and landfill facilities lease agreement with HNCR to conduct mining operations concurrently with the proposed landfill operation. HNCR subsequently sold the landfill site to LACSD which proposes to commence landfill operations. We believe that there are opportunities for synergies between our mining operations and this future landfill operation. This agreement is more fully described in Future landfill development, below.

Geology and mineralization

        The Mesquite Mining District lies beneath alluvial pediment deposits at the base of the Chocolate Mountains. Small bedrock outcrops were left uncovered by this pediment to form the pre-mine surface exposure of the deposit. Several regional blocks, comprised of distinct rock units, form boundaries to the district.

        Lithologies exposed in the southern Chocolate Mountains include Proterozoic granitic and metamorphic rocks, Mesozoic metamorphic and plutonic units, early to mid-Tertiary volcanic and plutonic rocks, and Tertiary to Recent sedimentary units. Proterozoic to Mesozoic units are represented by the Chuckwalla Complex, while the Mesozoic terrane is a structurally complicated package of gneisses, schist, phylitte, and plutons (Manske, 1991). These include the Orocopia Schist, and probable Jurassic Winterhaven Formation, overlain by the Tertiary Quechan Volcanic rocks and Quaternary alluvial deposits. There are three main structural components which appear to have provided conduits for mineralization and offsets to mineralization found at the Mesquite Mine.

        The Mesquite mine area is hosted in a Jurassic aged gneiss and pluton terrane. The stratigraphic sequence is, from bottom to top: mafic, hornblende biotite, and biotite gneiss overlain by Bay Horse Quartzite and Muscovite Schist. These units have been crosscut by a number of quartz, feldspar, biotite and muscovite rich granite sills, plutons and dikes. The gneiss units are present in a shallowly dipping stratigraphic sequence, offset by numerous high and low angle faults. This package is overlain by up to 400 feet of Tertiary lithified silts, sands, and gravels and unconsolidated Quaternary gravels.

        Northwest trending structures appear to have the greatest control on gold distribution, while the younger northeast trending faults have offset mineralization in a stair step fashion. East west striking near vertical and northwest striking low angle structures are also seen on the property. The system is bounded by structures sub-parallel to the San Andreas Fault system. Deposition of gold was within an epithermal environment along fractures, and the deposit was subsequently oxidized down to around 500 feet below current surface topography. Visible gold has been identified throughout the Mesquite area. Small flakes of free “flour” gold have been found within the fault zones. Gold occurs at Mesquite as both submicron disseminated and coarse gold. All documented gold occurrences are native gold, and classification has been based on silver content and grain size.

        The ores of Mesquite have proven to be readily amenable to heap leach processing over the past twenty years of operations.

Prior ownership and mining operations

        In 1980, Goldfields Mining Corporation (“Goldfields”), began acquiring leases and started an exploratory drill program. In 1982, Goldfields announced it had discovered a bulk mineable gold deposit and the Mine was developed in 1985 with the construction of an open pit mine with heap leach gold recovery that commenced commercial operations in March 1986. In 1989, HNRC acquired Goldfields and subsequently exchanged its wholly owned gold operations for assets held by Santa Fe Pacific Minerals Corporation (“Santa Fe”) in 1993. In 1997, Newmont acquired Santa Fe and continued mining operations until May 2001. Newmont continued depositing ore on the heap leach pads until August 2001. Since that time, we have been producing gold from the leach pads without interruption.

        Total gold production from mine inception in 1986 through December 31, 2005 has been approximately 3,000,000 ounces of gold. Production during the final five years of mining operations is set out in the following table:

Year	Ore mined (000 tons)	Gold production (000 ounces)

1997	16,463	228
1998	11,537	154
1999	14,087	165
2000	12,841	121
2001	4,226	93
Total	59,154	761

Since cessation of mining operations in 2001, production from the residual leach operations has been as follows:

Year	Ore mined (000 tons)	Gold production (000 ounces)
2002	-	57
2003	-	53
2004	-	27
2005	-	24
Total	-	161

        Past results are not necessarily indicative of future production, and there is no assurance that production will occur on an economically feasible basis, if at all.

Holding costs and royalty agreements

        We pay annual holding costs for our Mesquite properties of approximately $180,000. These include payments to the BLM, maintenance fees to Imperial County, California, state lease fees, a lease payment to LACSD and other lease fees and property taxes.

        In addition, pursuant to the Asset Purchase Agreement of November 2003, we are paying Newmont a net operating cash flow royalty equal to 50% of the proceeds received, from the sale of gold and silver derived from materials that were placed on the heap leach pads as of the acquisition date, minus certain operating costs, capital expenses and other allowances and adjustments.

        The gold recovered from the heap is subject to royalty based on the location of the ore that was originally mined. Most of the claims (32 patented and 172 unpatented) have no royalty. Of the remaining claims (21 patented and 31 unpatented) the royalty ranges from 2% to 6.3% net smelter return (“NSR”). The California state leased land is also subject to a royalty ranging from 4% to 6% based on gold price.

        In addition, Newmont will receive a NSR royalty ranging from 0.5% to 2% on any newly mined ore, according to the following table:

Property	Net Smelter Return %
California State Lands Lease	0.5
Wade/Kelly and McRae/Hoover Patents	0.5
Glamis & Associates Claims	1.0
Hospah Non-Royalty Burdened Claims	2.0

Mining permits

        In May 2001, Newmont ceased mining at Mesquite. Permits for a proposed expansion were obtained by Newmont in early 2002 and include a Conditional Use Permit from Imperial County, California, dated March 27, 2002 and a Record of Decision from the Bureau of Land Management dated July 16, 2002. These permits were covered by our Asset Purchase Agreement of November 7, 2003 with Newmont and were fully transferred to us in April 2004. In addition, in February 2002, Newmont prepared a reclamation and closure plan for Mesquite that was approved by the relevant governmental agencies.

Current operations

        Our current operations at Mesquite are based on continued leaching of residual values from the existing heap leach pads. We are operating under an Interim Management Plan (IMP) prepared and approved by the U.S. Bureau of Land Management. The plan outlines measures to be undertaken by us, as operator of the Mesquite site, to maintain the site during the current period of non-mining activity. Within the IMP, priority is given to protecting public health and safety, while maintaining the site in a condition suitable for reopening when economic conditions warrant.

        In 2005, all processing treatment and gold dore production was carried out on-site with our mine personnel. Poured gold production (dore bars) for the year was 21,776 ounces. Project to date production has exceeded expected recoverable ounces estimated by Newmont and previous owners of the property. Although we continue to leach the material placed on the leach pads by Newmont and previous owners of the property an unexpected drop in gold production or current gold prices could result in a reduction in cash flow from operating activities. This reduction in cash flow from operating activities could lead to the commencement of reclamation activities and have a material adverse effect on our operations or financial position.

Our feasibility study

        In March 2006 we initiated a feasibility study with a view to establishing mineable reserves at Mesquite. Specifically, the study is designed to determine whether mineralized material, that is accessible under the approved expansion permits, can be economically exploited. The study will draw upon drilling results conducted by previous holders of the property and mineral rights. We estimate that this work program will cost approximately $1,000,000.

        Micon International has been contracted to complete the feasibility study. The feasibility study will also include design of new heap leach pads by Vector Engineering and new resource estimates by Independent Mining Consultants Inc. We intend to complete the feasibility study by the end of the second quarter of 2006. In the event that the feasibility study is not positive, it could have a material adverse effect on us.

Exploration and environmental matters

        Our exploration, production and processing operations are extensively regulated under various U.S. federal, state and local laws and regulations relating to the protection of air and water quality, hazardous waste management and mine reclamation. These laws and regulations are subject to change and could substantially increase our liability or the costs of compliance. This could have a material adverse effect on our operations or financial position. In addition, whenever a previously unrecognized remediation claim becomes known or a previously estimated cost is increased, the additional costs could have a material adverse effect on our operations or financial position.

        We operate Mesquite under an Interim Management Plan agreed with the BLM and other state and county agencies. We believe that we are currently in compliance with that plan. Under current operating parameters and until construction of new mining operations, we estimate that compliance with federal, state and local regulations relating to the protection of the environment will require expenditures of approximately $145,000 in 2006.

        On November 7, 2003, we secured a bonding and insurance plan through American International Specialty Lines Insurance Company in respect of the operations and certain closure liabilities at Mesquite. The insurance company has provided a series of environmental insurance programs designed to cap our liability for reclamation and closure costs, including cost overruns as a result of unexpected contamination, increased costs and legislative changes. The approved reclamation plan of February, 2002 was used as a base to establish the covered reclamation and closure activities in the reclamation insurance policy. Deviations from the plan are allowed if pre-approved by American International Specialty Lines Insurance Co. The plan provides $7,000,000 in bonds in favor of government agencies.

        We paid the insurance company initial premiums of $7,661,615, comprising $5,998,994 in respect of the net present value of expected reclamation costs and $1,662,621 for an excess liability policy covering pollution and reclamation obligations up to $14,000,000. The surety bonds are renewed annually at a cost of approximately $29,500. When we start the closure of our heap leach pads covered by the bonds we will make claims on the insurer to release funds to pay for the reclamation and closure expenditures as they are incurred. Any revenue from the sale of material is to our account and any gains from cost savings in the actual program versus the bonded amount will be released to us when the project bonding is released.

Competition

        While a market for our product is always assured, we nevertheless face competitive pressures in all aspects of our activities, including: the sourcing of investment capital, the acquisition of economically attractive exploration properties and existing mineral resources, attracting and retaining a skilled and experienced workforce, and acquiring raw materials, capital equipment and technical resources on an economic and timely basis.

        Our competitors include large international mining companies, independent producers and numerous small companies and individuals, many of whom may have greater financial, technical and other resources at their disposal. In general, companies producing from properties with a higher grade of recoverable mineral or which are more readily mineable are at a competitive advantage in that the cost of production of the final mineral product is lower.

        Mines have limited lives and as a result, in the future we may identify and try to acquire new exploration properties. There is a limited supply of desirable mineral lands available in the United States where we would consider conducting exploration activities. As a result of competitive pressures from other mining companies, we may be unable to acquire attractive new mining properties on terms that we consider acceptable.

Employees

        As of March 1, 2006, we had thirty-six employees, including our four executive officers. None of our employees are represented by a labor union. We plan on hiring additional personnel during the next twelve months in anticipation of resumption of mining operations. We consider our relationships with our employees to be good.

Insurance

        We have the following insurance coverage which is effective until November 7, 2006.

Policy Type	Limit
Commercial Property	$10,000,000
Umbrella Liability	5,000,000
Commercial General Liability	2,000,000
Directors, Officers and Corporate Liability	2,000,000
Business Automotive	1,000,000
Workers Compensation	1,000,000

The following insurance coverage is effective until June 23, 2006.

Policy Type	Limit
Commercial Crime	$1,000,000

The following insurance coverage is effective until November 7, 2014.

Policy Type	Limit
Reclamation Costs Policy	$14,000,000

The following insurance coverage is effective until November 7, 2013.

Policy Type	Limit
Pollution Legal Liability	$5,000,000

        We believe that we currently maintain insurance at levels that we believe are sufficient and consistent with industry standards for companies at our stage of development.

Future landfill development

History

        When Mesquite was owned by HNRC, a permanent landfill facility was permitted on a portion of the lands occupying the south-west sector of the property. The lands on which portions of the landfill were to be constructed were originally administered by the BLM and were subsequently acquired by HNRC by way of a land “swap”. In 1993, a Mineral Lease and Landfill Agreement (“the 1993 Agreement”) was signed between HNRC on the one hand and Hospah Coal Company (“Hospah”), a subsidiary of Newmont, and Santa Fe on the other. LACSD is now the successor to HNRC and we assumed the rights and obligations of Hospah / Santa Fe / Newmont when we acquired the entire Mesquite operations on November 9, 2003.

Objectives of the agreement

        The general objective of the agreement is to enable us to freely and profitably develop and operate the Mine, and for LACSD to freely and profitably operate the landfill. This will be accomplished by:

•	cooperation and coordination between the parties;

•	avoidance and minimization of conflicts arising through the respective operations;

•	ensuring that one party's operations do not result in greater costs for the other party;

•	joint utilization of certain properties, facilities and resources;

•	mutual benefit through efficient and thorough use of resources, including recycling of overburden and spent ore, and optimization of efficiency, capabilities and profitability of the parties’ respective operations.

        Under the agreement, we have the right to explore for, mine, extract, process, market and sell ore, and otherwise conduct mining and processing activities, anywhere on the property for an initial period through 2024 with automatic extensions until 2078.

Title and liabilities – real property

        Under the 1993 Agreement, LACSD has retained all Reclamation and Environmental Responsibilities (“R & E Responsibilities”) as of the closing date which were legally required to be completed and performed with respect to the Hospah owned property (as distinguished from overburden and ore material) and the SFPMC leased property prior to that date.

Title and liabilities – overburden

        Title to existing overburden and overburden stockpiles at Mesquite as at the date of the 1993 Agreement with LACSD was transferred to LACSD. Ownership of overburden material placed on the leased property after that date transfers to LACSD on its placement. We have assumed all R & E Responsibilities with respect to overburden existing as of the closing date of the 1993 Agreement and incurred after that date. The agreement makes provision for us to use material in connection with our mining operations and for reimbursement to us of any incremental costs incurred in moving material to accommodate LACSD operations.

Title and liabilities — ore, spent ore and associated materials (“Ore Material”)

        We acquired the ore material that was on the leach pads on the lease property at the date of the 1993 Agreement, but LACSD has retained R & E Responsibilities up to that date. Ownership of the underlying pads and real property remains with LACSD, subject to the mining lease. Ownership of ore material placed on the pads after the 1993 Agreement belongs to us and we retain R & E Responsibilities. The agreement makes provision for us to locate any new leach pad and stockpiled ore on the leased property and also on the LACSD owned property if necessary for efficient treatment of ore.

        We are obligated to rinse and neutralize spent ore in accordance with the approved reclamation plan and certify this fact to our regulators. On acceptance of this certification by LACSD, the leach pad and real property involved will then be eliminated from our lease and the title to the spent ore will be conveyed to LACSD.

        If LACSD requires rinsing and neutralization beyond applicable licenses and laws, it will reimburse us for our incremental costs, with any additional gold recovery being used as an offset. If we are operationally unable to perform supplementary rinsing and neutralizing, LACSD can do this at its expense and retain any additional gold recovery.

        LACSD may at its cost remove rinsed and certified spent ore, which has been conveyed to it, from the pads for purposes of the landfill. It will then assume R & E Responsibilities for this material and reimburse us for any incremental cost as a result of such removal. LACSD will assume R & E Responsibilities for the leach pads and associated real property only to the extent actually occupied by LACSD and incorporated by construction into the landfill project.

        LACSD has the right to terminate the lease in respect of any leach pads and the associated real property on giving reasonable advance notice (1) after ore on the pad has reached design load capacity and further leaching is not economic; or (2) more than five years following cessation of regular leach solution; in which event LACSD will pay us any damages in connection with the loss prospective profits from recoverable gold left on the pad, according to calculations contained in the 1993 Agreement.

ITEM 2.	DESCRIPTION OF PROPERTIES

        Our corporate headquarters are located in Reno, Nevada and consist of 2,990 square feet of office space. We have a three-year lease which is renewable on December 1, 2008. The rent for the initial term is $2,215 per month.

        As of December 31, 2005, we owned or retained interests in properties comprising the Mesquite Mine referred to in Item 1 under the caption “Mesquite Mine – description of the property and mineral rights.” This is our primary asset.

        In addition, as of December 31, 2005, we owned or retained interests in exploration properties in the western United States referred to in Item 1 above under the caption “Business Development”. We are in the process of reviewing the mineral potential of these properties. The total cost to hold these properties in 2005 was $212,465.

        We believe the facilities we occupy are adequate for the purposes for which they are currently used and are adequately maintained.

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

        There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted under the symbol “WGDF.OB” on the Over-the-Counter Bulletin Board. The following table sets forth the high and low bid information for our common stock for the periods indicated, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High Bid Quotation	Low Bid Quotation
2005:
Fourth quarter	$0.29	$0.16
Third quarter	$0.29	$0.16
Second quarter	$0.46	$0.27
First quarter	$0.46	40.33
2004:
Fourth quarter	$0.60$	$0.36
Third quarter	$0.90	$0.53
Second quarter	$0.86	$0.58
First quarter	$1.62	$0.71

Holders

        As of March 31, 2006, there were approximately 916 shareholders on record of our common stock, however we believe that there are additional beneficial owners of our common stock who own our stock in “street name.”

Dividends

        We have never declared or paid dividends on our common stock. We currently intend to retain future earnings, if any, for use in our business, and, therefore, we do not anticipate declaring or paying any dividends in the foreseeable future. Payments of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs and plans for expansion.

Recent sales of unregistered securities

        On November 3, 2005, we issued 576,241 shares of common stock to RMB International (Dublin), Limited to extend the term of repayment of a credit facility to April 26, 2006. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The credit facility and accrued interest was fully repaid on February 13, 2006.

        On January 2, 2006, we issued 37,500 shares of common stock to each of Mountain Gold Exploration, Inc. and IW Exploration in satisfaction of lease payments owing under an Exploration and Mining Lease Agreement.

        On February 22, 2006, we issued 200,000 shares of common stock to certain shareholders of Nevada Colca Gold in consideration for the purchase of office equipment and other assets held by Nevada Colca Gold.

Equity compensation plan information

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders (1)	6,672,900	$0.69	--
Total	6,672,900	$0.69	--

_________________

(1)     Consists of individual compensation arrangements and includes both vested and unvested stock options.

ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in dollars, except per share amounts)

Overview

        We are an independent precious metals production and exploration company with operations focused in the western United States. In November 2003 we acquired the assets of Mesquite from a subsidiary of Newmont. Mesquite is our most important asset, providing us with current gold production based on leaching the material that was placed on the heap leach pads by Newmont and previous owners of the property. As a result of the current relatively high selling price for gold, since the acquisition from Newmont, this production has provided us with operating cash flow to help sustain our operations pending completion of a feasibility study which we believe may justify resumption of mining operations.

        There are two phases to the Mesquite Project. The first phase is comprised of the continuing leaching operations of minerals inventoried on the pads prior to September 2001. The second phase is to develop a detailed mine plan and model to be used to conduct a feasibility study of the expanded operation. We plan to implement this work during the first half of 2006.

Overall Performance

        During 2004 and 2005, our operational activities have been focused on optimizing gold recovery from the pads. Production from the Mine operations during 2005 resulted in sales of 23,818 ounces of gold for revenues of $9,798,150 compared with 2004 sales of 27,357 ounces for revenues of $ 10,867,235.

        We were also focused on putting in place the corporate and financial structure to support the feasibility study and eventual resumption of mining operations. The costs associated with these initiatives negatively impacted our financial performance.

        In May 2005, we filed an application and preliminary prospectus to have our common stock listed on the Toronto Stock Exchange (“TSX”). This initiative was abandoned as a result of the proposed merger with Romarco. We plan on filing an amended application and look to have our common stock listed on the TSX later this year.

        On September 30, 2005, we entered into an Agreement and Plan of Merger and Reorganization with Romarco. At December 31, 2005, the transaction was still subject to closing conditions, regulatory approval and shareholder approval.

        On February 13, 2006 we announced that we and Romarco had terminated this agreement on friendly terms and had entered into a Termination Agreement pursuant to which we agreed to pay Romarco a termination fee of $1,000,000, together with reimbursement of $225,000 for their out-of-pocket expenses in pursuing the merger. In addition, we agreed to repay all outstanding promissory notes payable to Romarco, totaling $728,257 including principal and interest. The Termination Agreement also provided for a mutual release of all claims in connection with the termination of the Agreement and Plan of Merger and Reorganization.

        On February 13, 2006, we closed the initial $3,700,000 of a non-brokered private placement financing of $6,000,000. We sold 12,333,333 units at a purchase price of $0.30 at the initial closing. On February 20, 2006, we closed the balance of $2,300,000 of the private placement. We sold 7,666,667 units at a purchase price of $0.30 at the second closing. Each unit is comprised of one share of common stock and one half common stock purchase warrant. Each full common stock purchase warrant has an exercise price of $0.45 and a term of two years.

        The proceeds from the non-brokered private placement have been or will be used as follows:

•	to repay in full our outstanding debt facility of $1,500,000 plus accrued interest;

•	to pay Romarco $1,953,257 in full satisfaction of amounts owing upon termination of the merger agreement;

•	to finance the completion of the Mesquite feasibility study; and

•	for general corporate purposes.

        In conjunction with the appointment of the new directors and management team, we granted 7,600,000 options to the new team.

Critical Accounting Policies

        Listed below are the accounting policies that we believe are critical to our financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Depreciation and Amortization

        Expenditures for new facilities or equipment and expenditures that extend the useful lives of existing facilities or equipment are capitalized and depreciated using the straight line method at rates sufficient to depreciate such costs over the estimated useful lives of such facilities or equipment.

        We have no deferred development costs and no proven and probable reserves and therefore no amortization is computed on units-of-production basis.

        The expected useful lives used in depreciation and amortization calculations are based on applicable facts and circumstances, as described above. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for purposes of depreciation and amortization.

Carrying Value of Long-Lived Assets

        We review and evaluate the carrying value of our long-lived assets for impairment when events or changes in circumstances indicate the carrying values may not be recoverable. We have no deferred development costs only costs associated with the fair values of the plant and equipment acquired upon completion of the Mesquite acquisition. Annually, we review the used equipment market to determine if the amounts carries under plant and equipment are recoverable in the used equipment market.

        Material changes to any of these factors or assumptions discussed above could result in future impairment charges.

Reclamation and Remediation Liabilities:

        Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. In August 2001, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which established a methodology for accounting for estimated reclamation and remediation costs. The statement was adopted in July 2003 upon the acquisition of Mesquite when we recorded the estimated present value of the reclamation and remediation liabilities. The reclamation and remediation liabilities will be adjusted for the passage of time and for revisions to either the timing or amount of the original present value estimate.

        Accounting for reclamation and remediation liabilities requires management to make estimates at the end of each period of the undiscounted costs expected to be incurred. Such cost estimates include, ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

        Accounting for reclamation and remediation liabilities requires management to make estimates of the future costs we will incur to complete the reclamation and remediation work required to comply with existing laws and regulations. Actual costs incurred in future periods could differ from amounts estimated. Additionally, future changes to environmental laws and regulations could increase the amount of reclamation and remediation work required. Any such increases in future costs could materially impact the amounts charged to earnings for reclamation and remediation.

Results of Operations

Year Ended December 31, 2005 (“2005”) Compared to the Year Ended December 31, 2004 (“2004”)

        Poured gold production for 2005 was 21,776 ounces compared with 27,398 ounces in 2004. Since no new ore has been placed on the leach pads since 2001, the productive capacity of the leach pads is diminishing and we are implementing various strategies to maintain output levels. Gold sales for 2005 were 23,818 ounces at an average selling price, after hedging, of $411.38 for revenues of $9,798,150 compared with 27,357 ounces at an average selling price, after hedging, of $397.24 for revenues of $10,867,235 in 2004. The higher average selling price reflects the increase in the world price for gold, but this was substantially offset by the impact of hedging strategies that we adopted in connection with our credit facility agreement with RMB International (Dublin) Limited (“RMB”). We incurred hedging losses in 2005 of approximately $687,000 as compared to $262,000 in 2004.

        Mine operating costs for 2005 were $6,550,537, compared to $7,036,396 for 2004. The decrease reflects refunds of, and lower rates for, Workers Compensation expense, and operating efficiencies resulting in lower power and chemicals costs. Mine site administration costs for 2005 were $1,390,789 compared with $1,836,747 in 2004. The decrease relates primarily to the termination of an outside management contract, lower insurance costs and reductions in management personnel. Depreciation and amortization for 2005 were $1,217,558 compared with $1,413,646 in 2004. Approximately $412,000 of this decrease relates to lower costs for amortization of deferred loan financing costs. The Company recorded accretion expense of $381,540 compared to $360,000 in 2004. At December 31, 2005, the Company reviewed and recomputed its SFAS No. 143 reclamation and remediation liability. After completing this review the Company recorded a $543,964 recovery of reclamation and remediation costs due to the revised estimate being lower than previous estimates. This recovery is predominately due to an adjustment in the timing of these expenditures. Costs associated with a reduction in metal-in-process inventories in 2005 were $806,631 in 2005 and $158,908 in 2004 as work in process inventories dropped to 1,406 ounces from 4,004 ounces at December 31, 2004. The foregoing factors resulted in a gross loss of $815,164 for 2005 compared with $1,097,735 in 2004.

        General and administrative expense decreased to $1,915,158 for 2005 from $2,239,015 for 2004. These administrative expenses include payments to consultants, legal and accounting fees, director’s fees and general and administrative expenses for the corporate office. Costs were lower in 2005 due to substantially lower legal and accounting fees.

        Costs for general exploration activities, primarily land fees, were $207,903 in 2005 compared with $295,245 in 2004. We also incurred expenses of $508,335 in connection with the Mesquite feasibility study during 2004.

        Other expenses during 2005 totaled $389,172 compared with $278,483 in 2004. The increase primarily reflects an increase in financing activities associated with The Toronto Stock Exchange listing and Romarco merger initiatives in 2005. Financing activity costs in 2005 were $256,426 compared to $93,078 in 2004. Interest expense in 2005 was $348,959, up slightly from $327,370 in the previous year as interest rates increased which was offset by lower principle balances outstanding in 2005.

        The above factors resulted in our reporting a net loss for 2005 of $3,340,249, or $0.09 per share, compared with a net loss of $4,418,813, or $0.12 per share, in 2004.

        In 2005 we recorded other comprehensive income of $687,467 as the balance of the forward sales derivative contracts were delivered into and the unrealized loss recorded in 2004 was realized. This compares with net comprehensive income of $104,696 in 2004, comprising a loss in the market value of investments of $72,225, offset by a mark-to-market gain on the outstanding forward sales derivative contracts of $176,921.

        Our net comprehensive loss in 2005 was $2,686,157 compared with $4,314,117 in 2004.

Liquidity and Capital Resources

        At December 31, 2005 our cash balance was $52,387 and our working capital deficit was $2,514,895. At that time we were illiquid and our ability to continue as a going concern in the absence of additional financing was in question. Despite our initiatives to address this situation in 2005, this represented a deterioration of our financial condition since December 31, 2004.

        The working capital deficit at December 31, 2005 reflects the loan of $1,500,000 from RMB payable on April 26, 2006. Under the original terms of the RMB credit facility of $6,000,000, two repayments of $750,000 were scheduled for July 31, 2005 and October 31, 2005 respectively. In view of our illiquid condition, on August 1, 2005 we entered into a Supplemental Agreement with RMB which deferred repayment of the $1,500,000 until October 31, 2005. On November 3, 2005 we issued RMB 576,241 common shares to extend the remaining loan payments until April 26, 2006.

        The working capital deficit at December 31, 2005 also includes short-term advances received during 2005 from Romarco of $705,186.

        At December 31, 2004, we had cash of $1,534,778 and a working capital deficit of $916,374. The working capital deficit included the RMB loan of $3,000,000, then repayable by October 31, 2005.

        Developments subsequent to December 31, 2005, have significantly improved our financial condition and position us to undertake the feasibility study for Mesquite that we have had to defer for the past two years.

        On February 13, 2006 we announced that we and Romarco had terminated our proposed merger. We agreed to pay Romarco a termination fee of $1,000,000, together with reimbursement of $225,000 for their out-of-pocket expenses in pursuing the merger. In addition, we agreed to repay all outstanding promissory notes payable to Romarco, then totaling $728,257 including principal and interest.

        In addition, on February 13, 2006 we announced the restructuring of our Board, the appointment of a new senior management team and the closing of the initial $3,700,000 of a non-brokered private placement financing of $6,000,000. On February 20, 2006, we announced the closing of the balance of $2,300,000 of the private placement.

        Cash flows from operating activities in 2005 were negative $725,092 compared with positive $3,954,455 in 2004. The major elements in the 2005 deficit were our net loss of $3,340,249, offset in part by non-cash depreciation, accretion and amortization of deferred loan financing costs of $1,611,950 and a decrease in non-cash working capital items totaling $1,024,572. In 2004, our net loss was $4,418,813, offset by non-cash depreciation, accretion and amortization of deferred loan financing costs of $1,751,051 and a decrease in non-cash working capital items of $1,581,625. Cash flows from operating activities in 2004 were also significantly improved by the release of restricted cash of $3,897,229 arising from the sale of common stock in a private placement in November and December 2003. In 2005 and 2004 we issued common stock, options and warrants in exchange for services rendered in the amount of $684,777 and $1,245,021 respectively.

        In view of the deteriorating liquidity situation, investing activities were minimal in both 2005 and 2004.

        Net cash used for financing activities in 2005 was $794,814, comprising the repayment of $1,500,000 of principal on the RMB loan and the receipt of $705,186 in loan advances from Romarco. In 2004, net cash used was $2,748,152, comprising the repayment of $3,000,000 of principal on the RMB loan, the payment of the cash penalty of $257,152 resulting from a delay in registration of the shares of common stock and shares issuable on exercise of the warrants covered by the 12,500,000 units issued by way of private placement in November-December 2003, and cash proceeds from issuance of common stock and preferred stock and warrants of $509,000.

        These factors resulted in a decrease in our cash position during 2005 of $1,482,391 and an increase in our cash position during 2004 of $1,161,278.

Recent Accounting Pronouncements

        In November 2004, FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. SFAS No. 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.

        As permitted by SFAS No. 123, management currently accounts for share-based payments to employees using the Black-Scholes option pricing model and has recorded the related compensation expense in all periods presented.

        In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.“The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS No. 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

        In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS No. 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB No. 107 will have on our consolidated financial statements.

        In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of SFAS No. 154 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

        In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

Contractual Obligations

        The following table presents the contractual obligations outstanding as at December 31, 2005.

	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Loan payable - current portion	$1,500,000	$1,500,000	$ -	$ -	$ -
Loan payable - Romarco	705,186	705,186	-	-	-
Reclamation and remediation obligations	6,196,569	-	5,989,069	70,404	137,096
Office lease	80,758	26,802	53,956	-	-
Total	$8,482,513	$2,231,988	$6,043,015	$70,404	$137,096

2006 Outlook

        The closing of the $6,000,000 non-brokered private placement financing in February 2006 resolved the pressing liquidity issues faced by us. We have repaid our bank facility with RMB and the loans advanced by Romarco. The proceeds are now being used to finance the Mesquite feasibility study which we intend to complete by the end of the second quarter of 2006. Current expectation is to produce approximately 17,000 ounces of gold during 2006 assuming we continue to leach the material that was placed on the heap leach pads by pervious operators. We will continue to monitor our production and in the event of an unexpected drop in production or gold prices we could commence rinsing of the heap leach pads and reclamation activities.

        We expect to fund a significant portion of the capital expenditures associated with developing Mesquite from the proceeds received upon exercise of the warrants that are outstanding at December 31, 2005. In addition, we expect the continuing operations to generate sufficient cash flow to cover current production costs. If required, we plan on pursuing a debt facility to help finance our capital expenditures upon completion of the feasibility study.

ITEM 7.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Western Goldfields, Inc.
Reno, Nevada

        We have audited the accompanying consolidated balance sheets of Western Goldfields, Inc. at December 31, 2005 and 2004, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Goldfields, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity United States generally accepted accounting principles.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
February 16, 2006

Western Goldfields, Inc
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash	$52,387	$1,534,778
Accounts receivable	10,179	12,956
Inventories (Note 4)	905,347	1,574,249
Prepaid expenses	308,363	404,100
Deposits	-	4,050

TOTAL CURRENT ASSETS	1,276,276	3,530,133
Property, plant, and equipment, net of
accumulated depreciation (Note 5)	4,860,434	5,863,944
Construction in progress	10,853	-
Investments - remediation and reclamation (Note 6)	6,248,220	6,089,572
Investments - other (Note 7)	-	21,400
Long-term deposits	319,286	309,674
Long-term prepaid expenses (Note 9)	1,161,204	1,312,853
Deferred loan fees and expenses, net of amortization	-	208,501

TOTAL OTHER ASSETS	12,599,997	13,805,944

TOTAL ASSETS	$13,876,273	$17,336,077

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$807,009	$659,087
Accrued expenses	650,071	709,377
Dividends payable on preferred stock	34,375	-
Accrued expenses - related party	45,834	38,043
Loan payable - Romarco	705,186	-
Accrued interest	48,696	40,000
Loan payable (Note 10)	1,500,000	3,000,000

TOTAL CURENTLIABILITIES	3,791,171	4,446,507

LONG-TERM LIABILITIES
Reclamation and remediation liabilities (Note 11)	6,196,570	6,358,994

TOTAL LIABILTIES	9,987,741	10,805,501

PROVISION FOR FORWARD SALES DERIVATIVE MARKED -
TO-MARKET	-	678,867

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 25,000,000 shares
authorized; 1,000,000 shares issued and
outstanding (Note 12)	10,000	10,000
Common stock, $0.01 par value, 100,000,000 shares
authorized; 39,468,051 and 38,721,810 shares
issued (Note 13) and outstanding, respectively	394,681	387,218
Additional paid-in capital	10,444,652	9,891,305
Additional paid-in capital preferred	475,000	475,000
Stock options and warrants (Note 14)	4,942,188	4,779,018
Accumulated deficit	(12,377,989)	(9,003,365)
Accumulated other comprehensive income (loss)	-	(687,467)

TOTAL STOCKHOLDERS' EQUITY	3,888,532	5,851,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,876,273	$17,336,077

        The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	Year Ended December 31,
	2005	2004
REVENUES
Gross revenue	$9,798,150	$10,867,235
Royalties	(774,065)	(1,071,802)

Net revenue	9,024,085	9,795,433

COST OF GOODS SOLD
Mine operating costs	6,550,537	7,036,396
Mine site administration	1,390,789	1,836,747
Selling, transportation, and refining	36,158	87,471
Accretion expense	381,540	360,000
Reclamation cost recovery	(543,964)	-
Depreciation and amortization	1,217,558	1,413,646
Inventory adjustment	806,631	158,908

Total cost of goods sold	9,839,249	10,893,168

GROSS LOSS	(815,164)	(1,097,735)

EXPENSES
General and administrative	1,915,158	2,239,015
Depreciation & amortization	12,852	-
Exploration - Mesquite	-	508,335
Exploration - other	207,903	295,245

Total expenses	2,135,913	3,042,595

OPERATING LOSS	(2,951,077)	(4,140,330)

OTHER INCOME (EXPENSE)
Interest income	173,479	114,832
Interest expense	(348,959)	(327,370)
Gain on sale of assets	42,734	27,133
Financing expenses	(256,426)	(93,078)

Total other (expense)	(389,172)	(278,483)

LOSS BEFORE INCOME TAXES	(3,340,249)	(4,418,813)
INCOME TAXES	-	-

NET LOSS	(3,340,249)	(4,418,813)

PREFERRED STOCK DIVIDENDS	(34,375)	-

NET LOSS TO COMMON STOCKHOLDERS	(3,374,624)	(4,418,813)
OTHER COMPREHENSIVE INCOME
Change in market value of securities	8,600	(72,225)
Provision for forward sales derivative marked-to-market	678,867	176,921

Total other comprehensive income	687,467	104,696

NET COMPREHENSIVE LOSS	$(2,687,157)	$(4,314,117)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.09)	$(0.12)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	38,942,158	38,236,003

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
Balance, December 31, 2003	-	$-	38,149,078	$381,491	$10,057,384	$3,601,478	$(4,584,552)	(792,163)	$8,663,638

Options issued for directors’ services	-	-	-	-	-	451,095	-	-	451,095

Options issued for officers’ services	-	-	-	-	-	579,998	-	-	579,998

Options issued for services by related
party	-	-	-	-	-	22,500	-	-	22,500

Options issued for services by employees	-	-	-	-	-	84,628	-	-	84,628

Options issued for services by
consultants	-	-	-	-	-	19,600	-	-	19,600

Common stock issued for services	-	-	109,000	1,090	86,110	-	-	-	87,200

Common stock issued for penalty	-	-	444,232	4.442	(4,442)	-	-	-	-

Return of capital for penalty	-	-	-	-	(257,152)	-	-	-	(257,152)

Extension of warrants due to expire	-	-	-	-	-	5,319	-	-	5,319

Common stock issued for exercise of
warrants	-	-	20,000	200	9,400	(600)	-	-	9,000

Preferred stock and warrants issued for
cash	1,000,000	10,000	-	-	475,000	15,000	-	-	500,000

Retire treasury stock	-	-	(500)	(5)	5	-	-	-	-

Net loss for the year ended December 31,
2004	-	-	-	-	-	-	(4,418,813)	-	(4,418,813)

Other comprehensive income	-	-	-	-	-	-	-	104,696	104,696

Balance, December 31, 2004	1,000,000	10,000	38,721,810	387,218	10,366,305	4,779,018	(9,003,365)	(687,467)	5,851,709

Options issued for directors’ services	-	-	-	-	-	173,658	-	-	173,658

Options issued for officers’ services	-	-	-	-	-	281,920	-	-	281,920

Options issued for services by employees	-	-	-	-	-	58,953	-	-	58,953

Options issued for services by
consultants	-	-	-	-	-	3,784	-	-	3,784

Common stock issued for services	-	-	746,241	7,463	158,998	-	-	-	166,461

Expiration of warrants & options	-	-	-	-	28,049	(28,049)	-	-	-

Extension of warrants due to expire	-	-	-	-	-	39,204	-	-	39,204

Surrendered warrants - Newmont	-	-	-	-	366,300	(366,300)	-	-	-

Net loss for the year ended December 31,
2005	-	-	-	-	-	-	(3,340,249)	-	(3,340,249)

Accrued dividend on preferred stock	-	-	-	-	-	-	(34,375)	-	(34,375)

Other comprehensive income	-	-	-	-	-	-	-	687,467	687,467

Balance, December 31, 2005	1,000,000	$10,000	39,468,051	$394,681	$10,919,652	$4,942,188	$(12,377,989)	-	$3,888,532

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,340,249)	$(4,418,813)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,021,909	770,511
Amortization of loan fees	208,501	620,540
Accretion expense	381,540	360,000
Reclamation cost recovery	(543,964)	-
(Gain) on sale of assets and investments	(42,734)	(16,399)
Interest accrued on investments - reclamation and remediation	(158,648)	(90,578)
Common stock, options and warrants issued for services / exploration	684,777	1,245,021
Cost of extending expiry date of warrants	39,204	5,319
Changes in assets and liabilities:
Decrease (increase) in:
Restricted cash	-	3,897,229
Accounts receivable	2,777	4,094
Inventories	668,902	283,044
Prepaid expenses	247,386	300,408
Deposits	4,050	580,950
Long term deposits	(9,612)	(9,674)
Increase (decrease) in:
Accounts payable	147,922	(18,498)
Accrued expenses	(53,339)	451,678
Accrued expenses - related parties	7,791	15,543
Accrued interest expense	8,695	(25,920)

Net cash provided (used) by operating activities	(725,092)	3,954,455

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, including Construction
in Progress	(10,853)	(470,643)
Principal payments received on loan receivable	-	40,000
Proceeds from sale of investments	47,734	1,503,594
Purchase of investments - remediation and reclamation	-	(1,509,443)
Purchase of assets	(24,366)	(15,764)
Proceeds from sale of assets	25,000	407,231

Net cash provided (used) by investing activities	37,515	(45,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - Romarco	705,186	-
Cash paid for 2% penalty	-	(257,152)
Payments on loans	(1,500,000)	(3,000,000)
Common stock issued for cash	-	9,000
Preferred stock and warrants issued for cash	-	500,000

Net cash (used) by financing activities	(794,814)	(2,748,152)

Change in cash	(1,482,391)	1,161,278
Cash, beginning of period	1,534,778	373,500

Cash, end of period	$52,387	$1,534,778

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$162,419	$359,225

Income taxes paid	$-	$-

NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Stock and warrants issued for services	$166,461	$7,200
Stock options issued for services	$518,316	$1,157,821
Exploration fees paid by issuance of stock	$-	$80,000
Stock issued for 2% penalty	$-	$4,464
Preferred stock dividends	$34,375	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

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

        In November and December 2003, the Company obtained significant additional capital through a private placement of its stock. Management used the majority of the proceeds from the financing for operations of the Mesquite Mine, as well as exploration and development on the Mesquite Mine and other properties.

        During 2005 the Company’s deteriorating liquidity position resulted in the rescheduling of bank loan payments that were due on July 31 and October 31, 2005. As at December 31, 2005, the Company’s working capital deficit was $2,514,895. The Company obtained sufficient additional capital by completing a private equity financing in February 2006. The proceeds from the private equity financing were used to repay the current loan payable and the loan payable to Romarco, to fund the Mesquite Mine feasibility study and for general corporate purposes.

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

Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and remediation obligations, impairment of assets, useful lives for depreciation and amortization, measurement of metal-in-process and finished goods inventories, values of options and warrants, and valuation allowances for future tax assets. Actual results could differ from those estimates.

Exploration Costs

        In accordance with accounting principles generally accepted in the United States of America, the Company expenses exploration costs as incurred.

Exploration Stage Activities

        The Company is primarily engaged in the acquisition, exploration and development of mining properties. On November 7, 2003, concurrent with the acquisition of the Mesquite Mine, the Company started production of metals while studying enhancements to the processing of the heaps and the potential commencement of future mining operations. Accordingly, the Company is not considered an exploration stage company.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Derivative Instruments

        The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB No. 133,” SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which is effective for the Company as of June 30, 2003. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

        A derivative may be specifically designated as a hedge of financial risk exposures of anticipated transactions if, both at the inception of the hedge and throughout the hedge period, the changes in fair value of the contract substantially offset the effect of commodity price changes on the anticipated transactions and if it is probable that the transactions will occur.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

        The Company regularly monitors its commodity exposures and ensures that contracted amounts do not exceed the amounts of underlying exposures.

        Realized prices under the Company’s forward sales contract are recognized in gold sales and by-product credits as the designated production is delivered to meet commitments. The Company values gold for all cash flow hedging purposes based upon the London Afternoon Gold Fix for each valuation date, modified by the gold forward rate expected by the Company subject to the Company’s discounted financing costs. Management maintains estimates for each quarterly expected forward sales value to approximate the future value of forward sales contracts for the determination of provisions for gains or losses on derivatives.

        The income effect of the change in derivative values will be accounted for in other comprehensive income based upon the Company’s quarterly valuation of the associated financial gain or loss. Any changes arising from the determination of the derivative’s effectiveness is accounted for as a charge to current operations.

        In the event of early settlement or re-designation of hedging transactions, gains or losses are deferred and brought into income at the delivery dates originally designated. Where the anticipated transactions are no longer expected to occur, with the effect that the risk hedged no longer exists, unrealized gains or losses are recognized as income at the time such a determination is made.

        Cash flows arising in respect of these contracts are recognized under cash flow from operating activities.

Other Comprehensive (Loss)

        Effective January 1, 1998, the Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which was issued in June 1997. SFAS No. 130 establishes rules for the reporting and displaying of comprehensive income and its components, but had no effect on the Company’s net loss. SFAS No. 130 requires unrealized gains and losses on the Company’s available-for-sale securities, which prior to adoption were reported separately in stockholders’ equity, to be included in comprehensive income.

Compensated Absences

        Employees of the Company are entitled to paid vacation depending on length of service. As of December 31, 2005, a liability of $52,727 for accrued vacation has been recorded for all locations (December 31, 2004 — $31,034).

Provision for Taxes

        Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

        At December 31, 2005, the Company had net deferred tax assets (calculated at an expected rate of 39% and 34% for a portion 2004) of approximately $3,336,348 principally arising from net operating loss carry forwards for income tax purposes. The net deferred taxes are calculated based upon both federal and state expected tax rates. As management of the

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2005, and 2004. The significant components of the deferred tax asset at December 31, 2005 and 2004 are as follows:

	December 31, 2005	December 31, 2004
Net operating loss carryforward	$8,662,285	$5,347,000

Deferred tax asset	$3,336,348	$2,043,294
Deferred tax asset valuation allowance	(3,336,348)	(2,043,294)

Net tax assets	$-	-

        At December 31, 2005, the Company has net operating loss carry forwards of approximately $8,662,285, which expire in the years 2019 through 2024. The Company recognized approximately $520,940 and $935,000 of losses from issuance of restricted common stock and stock options for services during 2005 and 2004, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. Also, the Company has recognized costs for financial statement purposes of approximately $2,700,000 for mineral property and ore on leach pad that are not deductible for tax purposes in 2004. The allocation of the costs to the leach pads did result in additional tax deduction for depletion from recoveries of gold estimated to be $310,000 as of December 31, 2005. A control change may limit the availability of the net operating losses from periods prior to the control change. The Company also has available limited net operating losses from prior acquisitions, which may be available for tax purposes.

Investment in Securities

        Pursuant to SFAS No. 115, the Company’s investments in securities is classified as either trading, held to maturity, or available-for-sale. During the years ended December 31, 2005 and December 31, 2004, the Company did not own any securities classified as either trading or held to maturity. However, at December 31, 2004 the Company did own securities classified as available-for-sale.

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

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. (See Note 5)

Mineral Properties

        Mineral properties are stated at cost. Amortization of mineral properties is calculated using the units-of-production method over the estimated recoverable ounces of gold on the property. (See Note 3)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

Basic and Diluted Net Loss Per Share

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

        As at December 31, 2005, the Company had 39,468,051 shares of common stock and a total of 22,302,849 warrants and 6,672,900 options outstanding. As at December 31, 2004, the Company had 38,721,810 shares of common stock and a total of 24,767,515 warrants and 5,023,084 options outstanding.

Fair Value of Financial Instruments

        The Company’s financial instruments as defined by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, restricted cash, accounts and loans receivable, prepaid expenses, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and December 31, 2004.

Accounting for Stock Options and Warrants Granted to Employees and Non-employees

        SFAS No. 123, “Accounting for Stock-Based Compensation” defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Metal on Leach Pad and in Metal-in-process Inventory

        The Company took over the Mesquite Mine on November 7, 2003, at which time management estimated 50,800 ounces of recoverable gold contained in mineralized ores previously placed on impermeable, lined pads. During the periods ended December 31, 2005 and December 31, 2004, the Company produced 21,776 and 27,398 ounces of gold, respectively, from the pads into metal-in-process inventory. The Company carries no value in its financial statements for metal on the leach pads as the initial value assigned to mineral properties for metal on the leach pads, in accordance with SEC Industry Guide 7, has been included in exploration expense.

        During 2005, the Company sold 23,818 ounces of gold from metal-in-process inventory. During 2004, the Company had its first sales of gold from metal-in-process inventory generating sales of 27,357 ounces. There were no sales prior to January 1, 2004. Prior to November, 2003, the Company had no production activities.

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

        Metal-in process inventory, which is metal in solution or in various parts of the processing circuit, is valued at the lower of average production cost or net realizable value. Production costs include processing and administrative costs, which are charged to operations and included in cost of sales on the basis of ounces of gold recovered. Based upon actual gold recoveries and operating plans, the Company continuously evaluates and refines estimates used in determining the costs charged to operations and the carrying value of costs associated with the metals in circuit.

        Materials and supplies inventory is stated at the lower of average cost or net realizable value.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

Deposits

        Under the terms of its power purchase agreement with the local power provider, which is a quasi-public agency, the Company is required to collateralize certain portions of the Company’s obligations. The Company has collateralized these obligations by assigning a $300,000 certificate of deposit for a period of three years. The ultimate timing for the release of the collateralized amounts is dependent on the credit worthiness of the Company and/or the timing and closure of the Mesquite mine. Collateral could also be released to the extent that the Company is able to secure alternative financial assurance satisfactory to the respective agency. The Company’s management expects that the aforementioned collateral will remain in place beyond a twelve-month period and has therefore classified these deposits as long-term.

Reclamation and Remediation Costs

        In August 2001, SFAS No. 143 “Accounting for Asset Retirement Obligations,” established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted, when the Company acquired the Mesquite Mine and recorded the estimated present value of the reclamation liability. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either timing or amount of reclamation and abandonment costs.

        Estimated future costs are based principally on legal and regulatory requirements. Future remediation costs for inactive mines are accrued based on management’s best estimate at the end of each period of the undiscounted costs expected to be incurred at the site. Such cost estimates include, where applicable, ongoing care and maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

Major Customers

        Gross revenue for the years ended December 30, 2005 and 2004 include sales to the following major customers:

	Gross Revenues December 31,
	2005	2004
Customer A	$ 3,911,655	$ 8,303,971
Customer B	501,350	2,563,264
Customer C	1,510,030
Customer D	3,875,114

	$ 9,798,149	$10,867,235

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to current year presentation.

Recent Accounting Pronouncements

        In November 2004, FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123 (R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. SFAS No. 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.

        As permitted by SFAS No. 123, management currently accounts for share-based payments to employees using the Black-Scholes option pricing model and has recorded the related compensation expense in all periods presented.

        The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

December 31, 2005
Risk-free interest rate	4.00%
Expected stock price volatility	70.00%
Expected dividend yield	---

        In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.“The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS No. 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

        In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS No. 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB No. 107 will have on our consolidated financial statements.

        In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

        In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of SFAS No. 154 and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

        In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

3.     MINERAL PROPERTIES

The Company controls the following mineral properties:

California Property

Mesquite Mine

        In July 2003, the Company issued 111,859 shares of common stock as a deposit on the purchase of the Mesquite Mine, in Imperial County, California. In November 2003, the Company completed this purchase and issued an additional 2,217,609 shares of common stock and 2,494,810 warrants with an exercise price of $1.00 per share. The Company issued 1,125,000 shares of common stock in December 2003, and 5,596,370 warrants for the purchase of one share of common stock each, with an exercise price of $1.00 per share in final settlement of its obligations under this agreement (See note 13).

                                                                  Amount         Value per share            Value
                                                              ---------------    ----------------      -----------------

Reclamation Obligation Assumed                                             -                   -       $      5,998,994

Western Goldfields Common Stock                                    3,454,468  $             0.52              1,789,891
Warrants - Western Goldfields stock, exercisable at $1.00
per share of common 450 days from issuance and for five
years thereafter (1)                                               2,494,810                0.18                449,066
Warrants - Western Goldfields stock, exercisable at $1.00
per share of common 815 days from issuance and for five
years thereafter (1)                                               5,596,370                0.16                895,419
                                                                                                       -----------------
     Total Consideration                                                                               $      9,133,370
                                                                                                       =================

Allocation to Fixed Assets:
Property, plant and equipment, including buildings                                                     $      6,471,000
Mineral properties                                                                                            2,662,370
                                                                                                       -----------------
                                                                                                       $      9,133,370
                                                                                                       =================

(1)     See Note 12

        The fair market value of the acquired property, plant and equipment was determined by review by the mine operations contractor. (See Note 15) The remaining value was allocated to mineral properties, and expensed in December 2003, as a part of $2,791,603 in exploration expense.

4.    INVENTORIES

        Inventories consist of the following as at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Bullion	$ -	$ -
Metal-in-process	669,426	1,476,058
Supplies	235,921	98,191

Inventories	$905,347	$1,574,249

        Metal-in-process inventory contained approximately 1,406 and 4,004 ounces of gold as of December 31, 2005 and 2004, respectively.

	December 31, 2005	December 31, 2004
Beginning Metal-in Process Inventory	$1,476,058	$1,634,966
Operating Costs for the Period	7,977,474	8,960,614
Depreciation, Depletion & Amortization
for the Period	1,217,564	1,413,646
Less Cost of Metal Sales	(10,001,670)	(10,533,168)

Inventories	$669,426	$1,476,058

5.     PROPERTY AND EQUIPMENT

        The following is a summary of property, equipment, and accumulated depreciation at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Buildings	$3,550,000	$3,041,666
Equipment	3,480,495	3,973,657

	7,030,495	7,015,323
Less accumulated depreciation	(2,170,061)	(1,151,379)

Net Property and Equipment	$4,860,434	$5,863,944

        Depreciation expense for the years ended December 31, 2005 and 2004 was $1,018,682 and $770,512, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts or by reviewing the carrying value of to the estimated values form used equipment brokers for plant and equipment. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

6.     RECLAMATION AND REMEDIATION INVESTMENTS AND BONDS

        The Company paid $7,661,615 for a reclamation cost policy with American International Specialty Lines Insurance Company in conjunction with the acquisition of the Mesquite Mine. The policy covers liability for reclamation up to $14,000,000 and establishes a reimbursement account with an initial balance of $5,998,994 and prepays the excess coverage with an additional premium of $1,662,621, which is to be amortized over an eleven-year period.

        The reimbursement account has a balance of $6,248,220 and $6,089,572 as of December 31, 2005 and 2004.

        The following bonds are covered by this insurance arrangement:

Bond Number	Inception Date	Contract Amount	Obligee(s)
ESD 7315360	11/7/2003	$1,179,465	Imperial County, CA California Department of Conservation U.S. Bureau of Land Management
ESD 7315361	11/7/2003	$1,190,614	Imperial County,CA California Department of Conservation U.S. Bureau of Land Management
ESD 7315362	11/7/2003	$ 61,783	Imperial County, CA California Department of Conservation U.S. Bureau of Land Management
ESD 7315363	11/7/2003	$ 550,000	California Water Quality Control Board
ESD 7315358	11/7/2003	$3,984,199	U.S. Bureau of Land Management
ESD 7315359	11/7/2003	$ 50,000	CA State Lands Commission

7.    INVESTMENTS

        The Company’s investments are summarized as follows:

Fair value of common stock holdings:	December 31, 2005	December 31, 2004
Cadence Resources Corporation	$-	$21,400
Lucky Joe Mining Company	-	-
Trend Mining Company	-	-

Total fair value	-	21,400
Cost	-	30,000

Gross unrealized holding gains/(losses)	$-	$(8,600)

        In February 2005, the Company sold all its interest in Cadence Resources Corporation for $47,734 recognizing a gain of $26,334.

8.     LOANS RECEIVABLE

        There were no loans receivable outstanding as of December 31, 2005.

9.     LONG-TERM PREPAID EXPENSES

        The Company has entered into insurance contracts to insure the environmental and pollution risk up to $14,000,000 at its Mesquite Mine project. The policy covers reclamation risk, above the amount covered by the investment — remediation and reclamation account, up to $14,000,000 associated with the Mesquite Mine project. The policies cover risk for up to eleven years. Their costs are being amortized against earnings monthly and are summarized below.

	December 31, 2005	December 31, 2004
Original Policy Premiums	$1,642,621	$1,642,621
Amortization to date	(329,768)	(178,119)

Unamortized Premium Cost	1,312,853	1,464,502
Current Portion	(151,649)	(151,649)

Long-Term Prepaid Expenses	$1,161,204	$1,312,853

10.     LOAN PAYABLE

        As part of the acquisition of the Mesquite Mine, the Company entered into a credit facility agreement on November 5, 2003, with R.M.B. International, (Dublin) Limited (“RMB”), a Republic of Ireland corporation. This two-year credit facility agreement resulted in the Company receiving $6,000,000 for a mortgage, security, assignment, and financing agreement. Substantially all of the assets acquired in the Mesquite Mine are pledged and mortgaged under these agreements, as well as most of the Company’s other property. Interest is accrued on this credit facility at LIBOR plus 6% per annum, on a monthly basis. In January, April, July and October 2004, the Company made the first four quarterly payments of $750,000 plus interest leaving a balance of $3,000,000 to be paid in 2005. In January and April of 2005 the Company made two more quarterly payments leaving a balance of $1,500,000 to be paid in 2005. On August 2, 2005 the Company entered into a Supplemental Agreement with RMB. RMB agreed that it would not demand the Company pay the loan payment due July 31, 2005 until October 31, 2005. On November 3, 2005 the Company issued RMB 576,241 shares of common stock to extend the two remaining loan payments until April 26, 2006. The loan was paid in full with interest on February 12, 2006.

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

        Since the Company sold gold for more than the hedged price in the periods ended January 30, April 30, July 30, and October 30, 2004 and 2005, it made payments under the hedge totaling $261,768 and $687,480 respectively reducing revenue by corresponding amounts.

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

        The Company’s summary information for the valuation of derivatives, which includes management’s estimate of the Company’s discounted financing rate and the gold forward rate, as of December 31, 2005 and December 31, 2004, is as follows:

	December 31, 2005	December 31, 2004
London Afternoon Gold Fix	$513.00	$438.00
Undelivered ounces of gold sold forward	-	12,594
Loss (Gain) recognized as other Comprehensive Income	$(678,867)	$(176,921)
Value of provision for forward sales derivative-Marked-to-market	$-	$678,867

11.     RECLAMATION AND REMEDIATION LIABILITIES

        Federal, state and local laws and regulations concerning environmental protection affect the Company’s operations. Under current regulations, the Company is required to meet performance standards to minimize environmental impact from operations and to perform site reclamation and remediation activities. The Company’s provisions for reclamation and remediation liabilities are based on known requirements. It is not possible to estimate the impact on operating results, if any, of future legislative or regulatory developments. The Company’s estimate of the net present value of these obligations for the Mesquite mine is based upon existing reclamation standards at December 31, 2005 and SFAS No. 143.

        As part of the consideration for the Mesquite mine acquisition, the Company assumed the liability for final reclamation and closure of the mine. On November 7, 2003, the Company purchased from American International Specialty Lines Insurance Company a reclamation cost policy. The reclamation cost policy includes several components: a reimbursement account (Note 6), reclamation cost cap insurance, pollution liability insurance and surety bonds.

        The following table sets out the activity for the Company’s reclamation and remediation liabilities for the years ending December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Opening Balance	$6,358,994	$5,998,994
Accretion	381,540	360,000
Reduction in the present value of obligations	(543,964)	000

Ending Balance	$6,196,570	$6,358,994

        The Company completed a review of the reclamation plan and the SFAS No. 143 reclamation and remediation liability as at December 31, 2005. The net present value of these obligations was revised to $6,196,570. The Company recorded a recovery in 2005 of $542,964 due to a reduction in the net present value of these obligations at December 31, 2005. This adjustment was predominately due to an adjustment in the timing of the reclamation and remediation costs.

12.     PREFERRED STOCK

        The Company has 25,000,000 shares, $0.01 par value per share, of preferred stock authorized. As of December 31, 2004, there were 1,000,000 shares issued and outstanding.

        On December 31, 2004, the Company entered into a subscription agreement with RAB Special Situations, LLP (“RAB”). Pursuant to the subscription agreement, the Company issued and sold to RAB 1,000,000 shares of its series “A-1" convertible preferred stock (“Series A Preferred”) and warrants to purchase up to 500,000 shares of its Series A Preferred stock for an aggregate purchase price of $500,000.

        The holders of Series A Preferred are entitled to receive dividends at a rate of 7.5% of the conversion price (as defined) per annum. The Company has accrued such dividends in the amount of $34,375 as at December 31, 2005.

        The number of shares of Series A Preferred and the purchase price per share of Series A Preferred are subject to adjustment from time to time under certain circumstances including upon the deemed issuance of additional shares of common stock. In 2005, the Company issued a convertible promissory notes to Romarco convertible into common stock at a price of $0.17, which constituted such a deemed issuance. Accordingly the exercise price of the Series A Preferred into common stock was reduced to $0.17.

        The warrants issued under the subscription agreement entitled the holder to purchase up to 500,000 shares of Series A Preferred initially at an exercise price per share of $0.60. The warrants are exercisable for a period of two years at any time on or after December 31, 2004.

        In connection with the subscription agreement, the Company entered into a registration rights agreement, pursuant to which, the Company agreed under certain circumstances to register under the Securities Act of 1933, the shares of common stock issueable upon conversion or exercise of the securities sold in the transaction.

13.     COMMON STOCK

        The Company completed a one for three reverse split of its common stock on August 24, 2002. Opening balances of shares of common stock have been adjusted to reflect the reverse split.

        As discussed in Note 3, the Company issued 3,454,468 shares of common stock for the purchase of the Mesquite Mine during the period between July 2003 and January 2004. The initial deposit for this transaction was the issuance in July 2003 of 111,859 shares of common stock.

        From time to time the Company has issued shares of common stock in satisfaction of obligations. Such issuances were made by reference to the closing price of the share on the date of issuance.

        On February 10, 2005 the Company issued 25,000 shares of common stock for lease payments due under an Exploration and Mining Lease Agreement.

        On March 1, 2005 the Company issued 50,000 shares of common stock for lease payments due under an Exploration and Mining Lease Agreement.

        On April 26, 2005, the Company issued 70,000 shares of common stock for work commitments required under the terms of an Exploration and Mining Lease Agreement. On the same date, the Company issued 25,000 Shares of common stock to a company controlled by a director, in consideration for the negotiation of a subscription agreement with RAB.

        On August 2, 2005 the Company entered into a Supplemental Agreement with RMB. RMB agreed that it would not demand the Company pay the loan payment due July 31, 2005 until October 31, 2005. On November 3, 2005 the Company issued RMB 576,241 shares of common stock to extend the two remaining loan payments until April 26, 2006.

        During the first quarter of 2004, the Company issued 100,000 shares of common stock to satisfy its obligations under two property acquisition agreements.

        During the third quarter of 2004, the Company issued 446,398 shares of common stock to satisfy, in part and in lieu of cash, a penalty on common stock issued in the November – December 2003 private placement. In the fourth quarter of 2004, 2,166 of those shares were cancelled when a shareholder changed his mind and elected to take cash rather than additional shares of common stock.

        In the fourth quarter of 2004, certain shareholders exercised warrants at $0.45 per share for 20,000 shares of common stock. Also in the forth quarter of 2004, the Company cancelled 500 shares of common stock that were repurchased as treasury stock.

14.     STOCK OPTIONS AND WARRANTS

        The Company estimates the fair value of options and warrants using the Black-Scholes Option Price Calculation. The Company used the following assumptions in estimating fair value: the risk-free interest rate of 4%, the volatility rate used is 70%; and the expected life of the options and warrants range between two to ten years. The Company also assumed that no dividends would be paid on common stock. Some warrants may be exercised under the cash-less method requiring a corresponding reduction in the amount of common stock issued in relationship to its cash value at the time the warrants are exercised.

        In the fourth quarter of 2005, the Company granted 150,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.40. These options generally vest over periods up to 12 months.

        In the second quarter of 2005, the Company granted 1,423,500 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.40. These options generally vest over periods up to 12 months.

        In the first quarter of 2005, the Company granted 250,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.50. These options generally vest over periods up to 18 months.

        In the fourth quarter of 2004, the Company granted 354,750 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.50. These options generally vest over periods up to 18 months.

        In the third quarter of 2004, the Company granted 1,640,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested between $0.65 and $0.80. These options generally vest over periods of up to 12 months.

        In the second quarter of 2004, the Company granted 595,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested between $0.50 and $1.00 per share if specified. These options generally vest over periods of up to 18 months.

        In the first quarter of 2004, the Company granted 2,075,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested at market value, or at between $0.50 and $1.00 per share if specified. These options generally vest over periods of up to 18 months.

        The following is a summary of stock options:

                                                                                               Weighted
                                                                     Weighted Average        Average Fair
                                                    Shares            Exercise Price             Value

Balance January 1, 2004                                 358,334  $                  0.49
Granted                                               4,664,750                     0.80
Cancelled / Expired                                           -                        -
                                               -----------------  -----------------------
Outstanding at December 31, 2004                      5,023,084  $                  0.78
                                               =================  =======================
Exercisable at December 31, 2004                      3,183,084  $                  0.76
                                               =================  =======================

Weighted  average  fair  value of  options
as of December 31, 2004                                                                    $             0.29
                                                                                           ==================

                                                                                               Weighted
                                                                     Weighted Average        Average Fair
                                                    Shares            Exercise Price             Value

Balance January 1, 2005                               5,023,084  $                  0.76
Granted                                               1,823,500                     0.41
Cancelled / Expired                                    (173,684)                       -
                                               -----------------  -----------------------
Outstanding at December 31, 2005                      6,672,900  $                  0.69
                                               =================  =======================
Exercisable at December 31, 2005                      6,385,984  $                  0.69
                                               =================  =======================

Weighted  average  fair  value of  options
as of December 31, 2005
                                                                                            $             0.26
                                                                                            ==================

        The above stock options have been issued under an equity compensation plan approved by the directors but not by the shareholders.

        Warrants outstanding to acquire common shares of the Company at December 31, 2005 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date
1,341,669	$0.60	January 15, 2006 - October 31, 2006
225,000	0.60	5 years after the 1st anniversary of the effective date of the registration agreement in respect of the warrants and shares of warrant stock (1)
780,000	1.00	November 3, 2007 (1)(2)
6,056,180	1.00	5 years after the 2nd anniversary of the effective date of the registration agreement in respect of the warrants and shares of warrant stock (1) (3)
12,500,000	1.00	November 3, 2006 - March 15, 2007 (4)
1,250,000	1.00	November 3, 2006 - March 15, 2007 (4) (5)
150,000	1.00	December 18, 2006 (1)
22,302,849

(1)	As at March 15, 2006, the warrants and shares of warrant stock had not become effective by way of a registration statement.

(2)	Issued to RMB Resources Limited in connection with credit facility provided by RMB International (Dublin) Limited effective November 3, 2003. On October 20, 2005 the board of directors of the Company approved the extension of the term of the warrants by one year..

(3)	8,091,180 warrants were issued to Newmont Mining Corporation (“Newmont”) pursuant to the Asset Purchase Agreement effective November 7, 2003. On April 18, 2005, Newmont renounced 2,035,000 of these warrants to hold 6,056,180 at December 31, 2005.

(4)	The warrants were initially issued for a 2 year term. On October 20, 2005 the board of directors of the Company approved the extension of the term of the warrants by one year.

(5)	Issued to IBK Capital Corp. pursuant to a private placement with an initial closing dated November 3, 2003. On October 20, 2005 the board of directors of the Company approved the extension of the term of the warrants by one year.

15.     RELATED PARTY TRANSACTIONS

        On February 10, 2005 the Company issued 12,500 shares of common stock to IW Exploration Co. (“IW”) and 12,500 shares of common stock to Mountain Gold Exploration, Inc. (“Mountain Gold”) for lease payments due under an Exploration and Mining Lease Agreement (“the Lease Agreement”), and on March 1, 2005 the Company issued 25,000 Common Shares to IW and 25,000 Common Shares to Mountain Gold for lease payments due under the Lease Agreement. Thomas Callicrate, who at the time was the Company’s Vice President of Exploration and a Director, is the President, Secretary and Treasurer of Mountain Gold.

        On April 26, 2005, the Company issued 35,000 shares of common stock to Mountain Gold. and 35,000 shares of common stock to Lane Griffin for work commitments required under the terms of the Lease Agreement. Thomas Callicrate, who at the time was the Company’s Vice President of Exploration and a Director, is the President, Secretary and Treasurer of Mountain Gold. On the same date, the Company issued 25,000 shares of common stock to Proteus Capital Corp. (“Proteus”), a corporation owned and controlled by Douglas Newby, who at the time was Executive Vice-President and a Director of the Company, in consideration for the negotiation of a subscription agreement with RAB.

    Mr. Newby has and has had a separate consulting relationship with the Company, whereby Proteus is compensated for consulting services at the rate of $4,000 per month plus expenses. On February 15, 2005 Proteus agreed to provide executive management and director services on a part-time basis for the Company for a monthly fee of $9,167.

        In order to complete the transition of operations when the Company closed the acquisition of the Mesquite Mine in November 2003, the Company retained the services of Harrison Western Construction Corporation (“Harrison”) to manage the Mine for an initial period of six months. Under the contract, Harrison charged a management fee of cost plus 10%. Prior to July 8, 2004, the President of Harrison was also a director of the Company.

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

Lease Agreement

        On November 1, 2005, the Company leased office space in Reno, Nevada to provide for corporate offices. This lease is for a term of three years, requiring monthly minimum lease payments of $2,215. The lease is renewable for three one-year renewal periods at a 5% increase in base rent to $2,326 per month and $2,558 in the third year. The Company’s commitment as of December 31, 2005 for 2006 is $26,802, for 2007 is $28,376 and for 2008 is $25,580.

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

17.     SUBSEQUENT EVENTS

        In September 2005, the Company entered into an Agreement and Plan of Merger and Reorganization with Romarco. On February 13, 2006, the Company announced that it and Romarco had terminated this agreement on friendly terms and had entered into a Termination Agreement pursuant to which the Company agreed to pay Romarco a termination fee of $1,000,000, together with reimbursement of $225,000 for their out-of-pocket expenses in pursuing the merger. In addition, the Company agreed to repay all outstanding promissory notes payable to Romarco, totaling $728,257 including principal and interest. The Termination Agreement also provided for a mutual release of all claims in connection with the termination of the Agreement and Plan of Merger and Reorganization.

        On February 13, 2006 the Company also announced the restructuring of its Board of Directors, the appointment of a new senior management team and the closing of the initial $3,700,000 of a non-brokered private placement financing of $6,000,000. On February 20, 2006, the Company announced the closing of the balance of $2,300,000 of the private placement. The private placement was in respect of 20,000,000 units at a purchase price of $0.30 per unit. Each unit comprises one share of common stock and one half common stock purchase warrant. Each full common stock purchase warrant has an exercise price of $0.45 and a term of two years. In conjunction with the appointment of the new directors and management team, the Company granted 7,600,000 stock options.

        The proceeds from this private placement have been used to repay in full the Company’s outstanding debt facility of $1,500,000 million with RMB plus accrued interest; pay Romarco $1,953,257 in full satisfaction of amounts owing upon termination of the merger agreement, and initiate a feasibility study for expansion and resumption of mining operations at the Mesquite Mine.

        Hospah Coal Company, a wholly owned subsidiary of Newmont Mining Corporation ("Newmont"), holds warrants to purchase 5,596,370 and 459,810 shares of the Company's common stock, for an aggregate of 6,056,180 shares. On April 12, 2006, the Company agreed with Newmont to defer the earliest exercise date in respect of 3,296,370 of the warrants covered by the certificate for 5,596,370 warrants from June 10, 2006 to June 10, 2007.

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

ITEM 8B.	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following table sets forth the name, age and position of each of our executive officers and directors as of March 31, 2006;

Name	Age	Position(s) with the Company
Randall Oliphant	46	Chairman of the Board
Ray Threlkeld	59	President and Chief Executive Officer
Brian Penny	43	Chief Financial Officer
Lawrence O'Connor	45	Vice President Operations
Paul Semple	45	Vice President of Projects
Graham Desson	58	Controller and Secretary
Vahan Kololian	52	Director
Martyn Konig	48	Director
Gerald Ruth	47	Director

        Randall Oliphant, age 46, has been the Chairman and CEO of Rockcliff Group Limited, a private corporation actively involved with its shareholdings, primarily in the mining sector, including Silver Bear Resources Inc since September 2004. Mr. Oliphant is on the Advisory Board of Metalmark Capital LLC (formerly Morgan Stanley Capital Partners) and since February 2005 has served on the Board of Western Oil Sands Inc. Since 2003 Mr. Oliphant has served on the boards of a number of public and private companies and not-for-profit organizations. From March 1999 to February 2003, he was the President and CEO of Barrick Gold Corporation. Mr. Oliphant is a Chartered Accountant.

        Raymond W. Threlkeld, age 59, has over 30 years of mineral industry experience ranging from discovery, feasibility study, development management, operations management, and corporate officer. Since July 2005, Mr. Threlkeld has been the Chief Operating Officer of Silver Bear Resources Inc., a private mineral resource company. From 1996 to 2005 Mr. Threlkeld held various senior management positions in precious metal mine development with Barrick Gold Corporation and Coeur d’Alene Mines Corporation including the development of the Pierina Mine in Peru, the Bulyanhulu Mine in Tanzania and the Veladero Mine located in Argentina. Mr. Threlkeld has had exploration acquisition success in the Western United States in addition to the management and project development experience sited above.

        Brian Penny, age 43, has over 20 years of experience in mine finance and accounting.  Since January 2005 Mr. Penny has been the Chief Financial Officer of Silver Bear Resources Inc., a private mineral resource company. Since 2004 Mr. Penny has been and Director of, and chairs, the Audit Committees of Equinox Minerals Limited and Baffinland Iron Mines Corporation and since 2005 has been and Director of, and chairs, the Audit Committee of Alamos Gold Inc. While serving as Chief Financial Officer (1993 — 2004) with Kinross Gold Corporation, Mr. Penny was responsible for all finance, banking, hedging and financial reporting activities including the financial due diligence surrounding a U.S. $1.3 billion merger with TVX Gold Inc. and Echo Bay Mines Ltd. Mr. Penny is a Certified Management Accountant.

        Lawrence O’Connor, age 45, has served as Vice President Operations of the Company since January 2004. Mr. O’Connor has over 20 years experience in the natural resources industry spanning field exploration programs, production geology in surface and underground mines, mine engineering, and operations general management including mine startup. Mr. O’Connor co-founded Nevada Colca Gold, Inc. and was President from August 1997 until January 2004. Mr. O’Connor was General Manager of Eldorado Gold Corporations La Colorada mine in Mexico from June 1994 until July 1997. Mr. O’Connor has successfully managed mining and exploration programs in Mexico, East Africa and the United States.

        Paul Semple, age 45, has 23 years of experience in the mining industry and has focused on feasibility studies, project development and operations of precious and base metals deposits. From 2001 until 2006 Mr. Semple has been President of PG Semple Consulting and President of Penguin Automated Systems Inc. Mr. Semple has spent much of his time with Kilborn (later SNC-Lavalin) where he was involved in all aspects of project development from initial studies through to construction and operations. During this time, Mr. Semple held various positions including Vice President and General Manager, SNC Lavalin Engineers and Constructors. Mr. Semple is a Professional Engineer.

        Graham Desson, age 58, has served as Controller of Silver Bear Resources Inc., a private Canadian company engaged in mining exploration in the Russian Federation since May 2005. From 2004 to May 2005, Mr. Desson was an independent consultant. From 2001 to 2004 Mr. Desson was engaged as a financial consultant and then served as Director — Treasury of Biovail Corporation, a public pharmaceutical company. Mr. Desson is a Chartered Accountant.

        Vahan Kololian, age 52, is the founder and Managing Partner of TerraNova Partners LP, which invests in the industrial, services and resource sectors. Since 2002 Mr. Kololian has been Chairman of Precinda Corporation, a private manufacturing company. Mr. Kololian started his career in investment banking in 1980 with Burns Fry Limited (now BMO Nesbitt Burns). Since 1990 he has held leadership positions in private equity partnerships. Mr. Kololian also serves on the boards of the following public companies, Terra Nova Acquisition Corporation and Manicouagan Minerals Inc. Mr. Kololian is a Member of the Law Society of Upper Canada.

        Martyn Konig, age 48, has 20 years experience in investment banking and commodity markets. Since January 2005 Mr. Konig has served as CEO of AIM listed Latitude Resources Plc. Since June 2001 Mr. Konig has served as Non-Executive Chairman of EBT Mobile China Plc. He has extensive experience in the natural resource sector, which includes senior management responsibility in resource finance and commodity trading operations at various international investment banks. Mr. Konig was a main Board Director of NM Rothschilds and Sons Ltd. for 15 years and held senior positions at Goldman Sachs and UBS. Mr. Konig is a Barrister and Fellow of the Chartered Institute of Bankers.

        Gerald Ruth, age 47, has served as a Director since May 2004. Since 2003, Mr. Ruth has operated an independent corporate finance consulting business providing services to companies in a broad range of industries. Mr. Ruth is currently a Director and Chief Financial Officer of Greenwich Global Capital Inc., a capital pool company that is listed on the TSX Venture exchange, a Director and C.E.O. of Yonge Street Capital Corp., a capital pool company that is in the process of completing its initial public offering and listing on the TSX Venture Exchange, and President and C.E.O. of York Street

Capital Corp., a limited market dealer involved in corporate finance, capital markets activities and strategic advisory services. From 1988 to 2003, Mr. Ruth held various positions at the Toronto Stock Exchange, where he served as Head of Listings from 1997 to 2003 and was responsible for leading and directing all operations, policy development, and general management within the Listings group. Previously, Mr. Ruth was Listings Manager from 1990 to 1996 where he was responsible for managing original listing applications at the exchange. Mr. Ruth is a Chartered Accountant.

        To our knowledge, no director, officer or affiliate of us, and no owner of record or beneficial owner of more than five percent (5%) of the securities of us, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

Board of Directors’ Meetings and Committees

        During the fiscal year ended December 31, 2005 our Audit Committee, Compensation Committee and Corporate Governance Committee consisted of James Mancuso, Douglas Newby and Gerald Ruth. As a result of the resignation of James Mancuso and Douglas Newby from our Board Mr. Ruth was the sole remaining member of these committees. During fiscal year ended December 31, 2005 our Technical Committee consisted of Thomas Callicrate and James Mancuso. As a result of the resignation of Thomas Callicrate and James Mancuso from the Company’s Board there are no remaining members of this committee. Our Board of Directors has designated Martyn Konig, Gerald Ruth and Vahan Kololian as independent directors. On March 29, 2006 in place of the foregoing committees, we established a new Audit Committee and a new Compensation, Governance and Environmental committee, each consisting of the following three directors: Martyn Konig, Gerald Ruth and Vahan Kololian.

Nomination for Directors

        Our Board has not yet adopted a formal policy regarding qualifications of director candidates. Currently, in evaluating director nominees, our Board considers a variety of factors, including the appropriate size of the our Board of Directors; our needs with respect to the particular talents and experience of its directors; the knowledge, skills and experience of nominees, including experience in the gold industry, finance, administration or public service, in light of prevailing business conditions and the knowledge, skills and experience already possessed by other members of the Board; experience with accounting rules and practices; and the desire to balance the benefit of continuity with the periodic injection of the fresh perspective provided by new Board members.

        To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right in the future to retain a third party search firm, if necessary.

        During the fiscal year ended December 31, 2005, the Company’s Board met two times and the Audit Committee met once. Due to the size of the Board compensation, governance and technical matters were addressed by written consent of the Board.

        Our Board of Directors does not currently provide a process for security holders to send communications to the Board of Directors as we believe that until this point it has been premature given the limited liquidity of our common stock to develop such process

ITEM 10	EXECUTIVE COMPENSATION

        The following table sets forth the annual and long-term compensation for services in all capacities to us for the fiscal years ended December 31, 2005, 2004 and 2003 paid to our Chief Executive Officer and executive officers who served during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($)		Bonus	Securities Underlying Options/ SAR's	All Other Compensation
Douglas Newby(1)	2005	--		--	150,000	$104,750
	2004	--		--	450,000	$81,290
	2003	--		--	--	--
Becky Corigliano(2)	2005	$84,060		--	450,000	--
	2004	--		--	--	--
	2003	--		--	--	--
Lawrence O'Connor	2005	$107,995		--	200,000	--
Vice President Operations	2004	$98,535		--	575,000	--
Thomas Mancuso(3)	2005	$123,460		--	200,000	--
	2004	$116,300		--	400,000	--
	2003	$68,000		--	--	$6,000	(4)
Thomas Callicrate(5)	2005	$100,250		--	200,000	--
	2004	$93,300		--	400,000	--
	2003	$58,200	(6)	--	--	$16,750	(7)

_________________

(1)	Mr. Newby resigned as Chairman of the Board, President and Chief Executive Officer effective February 13, 2006 and as a Director effective March 29, 2006.

(2)	Ms. Corigliano resigned as Chief Financial Officer, Secretary and Treasurer effective February 13, 2006.

(3)	Mr. Mancuso resigned as a Director and President effective October 25, 2005.

(4)	Consists of 20,000 units, comprised of one share of Common Stock and one warrant to purchase one share of Common Stock at $0.45 per share, valued at $.30 per share at the time of issuance.

(5)	Mr. Callicrate resigned as a Director and Vice President of Exploration effective October 25, 2005.

(6)

Consists of consulting fees paid to Mountain Gold Exploration, Inc., of which Mr. Callicrate is the President, Secretary and Director, and salary paid directly to Mr. Callicrate. Mr. Callicrate was a Director from August 2002 to October 2005 and Vice President of Exploration from November 2003 to October 2005.

(7)	Consists of 55,832 units, comprised of one share of Common Stock and one warrant to purchase one share of Common Stock. The units were issued to Mountain Gold Exploration, Inc. of which Mr. Callicrate is the President, Secretary and Director.

OPTION GRANTS IN LAST FISCAL YEAR (January 1, 2005 — December 31, 2005)

NAME	Number Of Securities Underlying Options Granted	% Of Total Options Granted To Employees In The Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Term
					5%	10%
Douglas Newby	75,000	4.5%	$0.40	2010/04/15	$0.51	$0.60
	75,000	4.5%	$0.40	2011/04/15	$0.53	$0.64
Becky Corigliano	50,000	3.0%	$0.50	2008/03/07	$0.67	$0.82
	100,000	6.0%	$0.50	2008/09/07	$0.67	$0.82
	100,000	6.0%	$0.50	2009/03/07	$0.67	$0.82
	100,000	6.0%	$0.40	2010/04/15	$0.51	$0.60
	100,000	6.0%	$0.40	2011/04/15	$0.53	$0.64
Thomas Mancuso	100,000	6.0%	$0.40	2010/04/15	$0.51	$0.60
	100,000	6.0%	$0.40	2011/04/15	$0.53	$0.64
Thomas Callicrate	100,000	6.0%	$0.40	2010/04/15	$0.51	$0.60
	100,000	6.0%	$0.40	2011/04/15	$0.53	$0.64
Lawrence O'Connor	100,000	6.0%	$0.40	2010/04/15	$0.51	$0.60
	100,000	6.0%	$0.40	2011/04/15	$0.53	$0.64

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES TABLE

        The following table contains information concerning the number of shares acquired and value realized from the exercise of options by the named executive officers during fiscal 2005 and the number of unexercised options held by the named executive officers at December 31, 2005.

	NUMBER OF SHARES OF COMMON STOCK UNDERLYING UNEXERCISED OPTIONS AT YEAR END (DECEMBER 31, 2005)		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT YEAR END (DECEMBER 31, 2005 (1)
NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Douglas Newby	525,000	75,000	--	--
Becky Corigliano	350,000	100,000	--	--
Thomas Mancuso	500,000	100,000	--	--
Thomas Callicrate	500,000	100,000	--	--
Lawrence O'Connor	675,000	100,000	--	--

(1)	Options are “in-the-money” if the market price of a share of common stock exceeds the exercise price of the option.

Compensation of Directors

        We have in the past compensated our directors in cash and in shares of our Common Stock, and have generally in the past granted options to Directors upon joining the Board. We have established a compensation plan for our non-management directors. The Chairman receives $30,000 per annum, and non-management directors receive $20,000 per annum. We reimburse the Directors for out of pocket expenses.

        During the fiscal year ended December 31, 2005, Gerald Ruth, James Mancuso and Douglas Newby each received options to purchase 150,000 shares of our common stock at an exercise price of $0.40 per share.

Bonuses and Deferred Compensation \

        We do not have any bonus, deferred compensation or retirement plan. There were no bonuses paid in 2005.

Stock Options

        Our Board of Directors chose to make option or warrant awards to select officers, directors, consultants, or shareholder/investors in order to induce them to assist it in implementing its business plan and to provide long term additional incentive. These options or warrants, as awarded, were not awarded pursuant to a plan but are specific individual awards with varying terms and conditions. In some instances, our Board of Directors reserved the right to cancel these awards for non-performance or other reasons, or established a vesting schedule pursuant to which the award is earned.

Employment Contracts, Termination of Employment and Change of Control Arrangements

        Lawrence O’Connor, our Vice President of Operations, has an employment contract which provides for a base annual salary of $108,000 subject to annual review by our Compensation Committee. In the event of a change in control where we are acquired by another company or merge with another company which results in a change of management, Lawrence O’Connor is entitled to severance in an amount equal to 150% of his current base salary plus one month of additional severance for each year of employment.

Compensation Committee Report

        Compensation Philosophy. The philosophy of our Compensation Committee for the fiscal year ended December 31, 2005 was to provide competitive levels of compensation that are appropriate given the performance and commitment of our executive officers compared with similarly situated executives in the gold mining industry; link management’s pay to the achievement of our annual and long-term performance goals; and assist us in attracting and retaining qualified management. However, because of the limited number of companies that can be compared to us in terms of stage of resource development, net income, and similar items, a significant amount of subjectivity was involved in the decisions of the Compensation Committee.

        Base Salaries. Base salaries for management employees are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for management services, including a comparison of base salaries for comparable positions at comparable companies within the gold industry. Annual salary adjustments are determined by evaluating the competitive marketplace, the performance of the Company, the performance of the executive, and any increased responsibilities assumed by the executive. We believe the base salaries of executive officers are at or below those of similarly situated executives in the gold industry.

        Bonus Arrangement. To encourage and reward outstanding corporate and individual performance, the Company from time to time considers awarding merit bonuses to its executive officers, based on the Company’s operating results and the achievement of certain defined major business objectives.

        Compensation of Chief Executive Officer. The amount of our Chief Executive Officer’s compensation for the fiscal year ended December 31, 2005 was determined in accordance with the principles discussed in the foregoing paragraphs and was based upon a subjective evaluation by the Committee of the leadership demonstrated by Mr. Newby during the fiscal year.

Audit Committee

        Our Audit Committee’s principal responsibilities consist of: (i) recommending the selection of independent auditors; (ii) reviewing the scope of the audit conducted by the auditors, as well as the audit itself; (iii) reviewing matters concerning financial reporting, accounting and audit procedures, and policies generally, and (iv) monitoring the independence and performance of our independent auditors.

        The Company does not have an audit committee financial expert. The Company is in the process of searching for outside directors to serve on our audit committee and to serve as our audit committee financial expert.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information with respect to the beneficial ownership of the our equity securities as of March 31, 2006 by:

•	each security holder known by us to be the beneficial owner of more than 5% of the Company's outstanding securities;

•	each of our directors;

•	each of our executive officers; and

•	all directors and executive officers as a group.

    Unless otherwise specified, the address of each of the persons set forth below is in care of Western Goldfields, Inc., 1575 Delucchi Lane, Suite 116, Reno, Nevada 89502.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Outstanding Shares

Randall Oliphant	4,583,333(2)	7.41%
Ray Threlked	916,667(3)	1.52%
Brian Penny	833,332(4)	1.38%
Paul Semple	233,333(5)	0.39%
Lawrence O'Connor	809,586(9)	1.34%
Graham Desson	166,667(6)	0.28%
Vahan Kololian	1,500,001(10)	2.48%
Martyn Konig	749,999(7)	1.25%
Gerald Ruth	1,934,585(8)	3.18%
Latitude Resources Plc.(Formerly Latin American Copper Plc.)	7,500,000(11)	12.05%
RAB Special Situations (Master) Fund Limited	6,342,933(12)	9.99%

Hospah Coal Company (a wholly owned subsidiary of Newmont Mining Corporation)	6,214,278(13)	9.94%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Outstanding Shares
Investec Bank (UK) Limited	11,250,000(14)	17.72%
All executive officers and	11,727,503(2)(3)(4)(5)(6)(7)(8)(9)(10)	17.71%
directors as a group (10 persons)

(1)	A person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Except as otherwise indicated the named entities or individuals have sole voting and investment power with respect to the shares of Common Stock beneficially owned.

(2)	Includes options to purchase 833,333 shares of Common Stock, 2,500,000 shares of Common stock owned by Rockcliff Group Limited and warrants to purchase 1,250,000 shares of Common Stock owned by Rockcliff Group Limited. The options and warrants will become exercisable upon the approval by the shareholders of the Company of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock in an amount greater than 115,000,000 shares.

(3)	Includes options to purchase 416,666 shares of Common Stock and warrants to purchase 166,667 shares of Common Stock. The options and warrants and will become exercisable upon the approval by the shareholders of the Company of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock in an amount greater than 115,000,000 shares.

(4)	Includes options to purchase 333,333 shares of Common Stock and warrants to purchase 166,666 shares of Common Stock. The options and warrants will become exercisable upon the approval by the shareholders of the Company of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock in an amount greater than 115,000,000 shares.

(5)	Includes options to purchase 233,333 shares of Common Stock. The options will become exercisable upon the approval by the shareholders of the Company of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock in an amount greater than 115,000,000.

(6)	Includes options to purchase 166,667 shares of Common Stock. The options will become exercisable upon the approval by the shareholders of the Company of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock in an amount greater than 115,000,000 shares.

(7)	Includes options to purchase 250,000 shares of Common Stock and warrants to purchase 166,666 shares of Common Stock. The options and warrants will become exercisable upon the approval by the shareholders of the Company of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock in an amount greater than 115,000,000 shares.

(8)	Includes options to purchase 600,000 shares of Common Stock, 341,001 shares of Common Stock and warrants to purchase 166,667 shares of Common Stock owned by Muriel Ruth (mother) and 551,917 shares of Common Stock and warrants to purchase 275,000 shares of Common Stock by Sandra Meddick-Ruth (spouse). Warrants to purchase 316,667 shares of Common Stock will become exercisable upon the approval by the shareholders of the Company of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock in an amount greater than 115,000,000 shares.

(9)	Includes options to purchase 775,000 shares of Common Stock.

(10)	Includes options to purchase 250,000 shares of Common Stock, 833,333 shares of Common Stock owned by TerraNova Partners L.P. and warrants to purchase 416,667 shares of Common Stock owned by TerraNova Partners L.P. The options and warrants will become exercisable upon the approval by the shareholders of the Company of an amendment to the Company’s Articles of Incorporation increasing the number of authorized shares of Common Stock in an amount greater than 115,000,000.

(11)	Includes warrants to purchase 2,500,000 shares of Common Stock. We have been advised that Michael Fielding is the Managing Director of Obelisk Management Consultants Ltd. with dispositive and voting power over the shares held by Latitude Resources Plc. The address of Obelisk Management Consultants Ltd. is 8-10 Devonshire Place, St. Hellier, Jersey, Channel Islands, Great Britain, JE23RD.

(12)	Includes 2,595,853 shares of Common Stock, 1,000,000 shares of Preferred Stock convertible into 2,941,176 shares of Common Stock and warrants to acquire 500,000 shares of Preferred Stock, each share convertible into 2.94176 shares of Common Stock. Under the terms of the warrants and the preferred stock, in no event shall such securities be converted into Common Stock, if after giving effect to such conversion, the holder would, in aggregate, beneficially own common stock of the issuer in excess of 9.99% of the issued and outstanding Common Stock, within the meaning of Rule 13d-1 of the Securities Exchange Act of 1934, as amended. Therefore, the beneficial ownership does not include 664,684 shares of Common Stock issuable upon conversion of the preferred stock warrant. We have been advised that William P. Richards is the director of the holder, with dispositive and voting power over the shares held by RAB Special Situations (Master) Fund Limited. The address of RAB Special Situations (Master) Fund Limited is c/o RAB Capital, 1 Adam Street, London WC2N 6LE, United Kingdom.

(13)	Includes warrants to purchase 2,759,810 shares of Common Stock. The board of directors of Newmont Mining Corporation has dispositive and voting power over the shares held by Newmont Mining Corporation. The address of Newmont Mining Corporation is 1700 Lincoln Street, Denver, Colorado 80203.

(14)	Includes warrants to purchase 3,750,000 shares of Common Stock. The board of directors of Investec Bank (UK) Limited has dispositive and voting power over the shares held by Investec Bank (UK) Limited. The address of Investec Bank (UK) Limited is 2 Gresham Street, London EC2V 7 QP United Kingdom.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company’s equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.

        Our knowledge, based solely on a review of the copies of Forms 3, 4 and 5 furnished to us between January 1, 2005 through March 3, 2006, our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements except as follows: Thomas Callicrate filed a late Form 4 for two transactions that occurred on November 5, 2004 and April 4, 2005; Douglas Newby filed a late Form 4 for the one transaction that occurred on December 3, 2004; Becky Corigliano filed a late Form 4 for the one transaction that occurred on March 7, 2005; and Newmont Mining Corp. filed a late Form 3 for a transaction that occurred on December 1, 2004.

Code of Ethics

        We have adopted a Code of Ethics that applies to our principal executive officer and senior financial officers. Please see Item 13, Exhibit 14.1.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In January 2004 Douglas J. Newby joined our board of directors and in October 2005 he was appointed President and Chief Executive Officer. Mr. Newby resigned as President and Chief Executive Officer in February 2006 and from our board of directors in March 2006. In connection with joining our board of directors in January 2004, we issued Mr. Newby the following options to purchase shares of our common stock, in each case exercisable for a five year period from the date of vesting:

•	75,000 shares exercisable immediately at an exercise price of $0.50 per share;

•	75,000 shares exercisable after six months from the date of grant at an exercise price of $0.75 per share;

•	50,000 shares exercisable after 15 months from the date of grant at an exercise price of $1.00 per share; and

•	50,000 shares exercisable after 20 months from the date of grant at an exercise price of $1.00 per share

        In January 2004, we hired Mark C. Shonnard as our Chief Financial Officer, Secretary and Treasurer. Mr. Shonnard subsequently left the Company in February 2005. In connection with his hiring, we issued to Mr. Shonnard the following options to purchase shares of our common stock, in each case exercisable for a three year period from the date of vesting:

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

        In January 2004, we issued options to purchase shares of our common stock, exercisable for a five year period from the date of vesting at an exercise price of $1.00 per share, in the amounts of 100,000 shares, 100,000 shares, 150,000 shares, 150,000 shares and 75,000 shares, respectively, to directors James Mancuso, Ken Brunk, Thomas K. Mancuso, Thomas Callicrate and John P. Ryan. Each of Messrs. James Mancuso, Brunk, Thomas Mancuso, Callicrate and Ryan have subsequently resigned from our board of directors.

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

        In May 2004, Gerald B. Ruth joined our board of directors. In connection with his joining our board of directors, we issued to Mr. Ruth the following options to purchase shares of our common stock, in each case exercisable for a five year period from the date of vesting:

•	75,000 shares exercisable immediately at an exercise price of $0.50 per share;

•	75,000 shares exercisable after six months from the date of grant at an exercise price of $0.75 per share;

•	50,000 shares exercisable after 15 months from the date of grant at an exercise price of $1.00 per share; and o 50,000 shares exercisable after 20 months from the date of grant at an exercise price of $1.00 per share.

        In September 2004, we issued options to purchase shares of our common stock to our directors and executive officers, in each case exercisable for a ten year period from the date of vesting at an exercise price of $0.75 per share:

Name	Option Shares	Vesting
Thomas K. Mancuso	100,000	Immediately
	75,000	6 months after date of grant
	75,000	12 months after date of grant
Thomas E. Callicrate	100,000	Immediately
	75,000	6 months after date of grant
	75,000	12 months after date of grant
James Mancuso	100,000	Immediately
	50,000	6 months after date of grant
	50,000	12 months after date of grant
Douglas J. Newby	100,000	Immediately
	50,000	6 months after date of grant
	50,000	12 months after date of grant
Gerald B. Ruth	100,000	Immediately
	50,000	6 months after date of grant
	50,000	12 months after date of grant
Mark C. Shonnard	100,000	Immediately
	50,000	6 months after date of grant
	50,000	12 months after date of grant
Lawrence J. O'Connor	100,000	Immediately
	50,000	6 months after date of grant
	50,000	12 months after date of grant

        Each of Messrs. Mancuso, Callicrate, Mancuso, Newby and Shonnard are no longer officers or directors of the Company.

        In March 2005, we hired Becky Corigliano as our Chief Financial Officer. In connection with her hiring, we issued to Ms. Corigliano the following options to purchase shares of our common stock, in each case exercisable for a five year period from the date of vesting:

•	50,000 shares exercisable immediately at an exercise price of $0.50 per share;

•	100,000 shares exercisable after six months from the date of grant at an exercise price of $0.50 per share; and

•	100,000 shares exercisable after 12 months from the date of grant at an exercise price of $0.50 per share.

    Ms. Corigliano resigned in February 2005.

        In April 2005, we issued options to purchase shares of our common stock to our directors and executive officers, in each case exercisable for a five year period from the date of vesting at an exercise price of $0.40 per share:

Name	Option Shares	Vesting
Thomas K. Mancuso	100,000	Immediately
	100,000	12 months after date of grant
Thomas E. Callicrate	100,000	Immediately
	100,000	12 months after date of grant
James Mancuso	75,000	Immediately
	75,000	12 months after date of grant
Douglas J. Newby	75,000	Immediately
	75,000	12 months after date of grant
Gerald B. Ruth	75,000	Immediately
	75,000	12 months after date of grant
Lawrence J. O'Connor	100,000	Immediately
	100,000	12 months after date of grant
Becky Corigliano	100,000	Immediately
	100,000	12 months after date of grant

Each of Messrs. Mancuso, Callicrate, Mancuso, Newby and Ms. Corigliano are no longer officers or directors of the Company.

        On December 31, 2004, we entered into a subscription agreement with RAB Special Situations, LP Special Situations, LP. Pursuant to the subscription agreement, we issued and sold to RAB Special Situations, LP 1,000,000 shares of our series “A-1” convertible preferred stock and warrants to purchase up to 500,000 shares of our series “A-1" convertible preferred stock for an aggregate purchase price of $500,000. The warrants issued under the subscription agreement entitle the holder to purchase up to 500,000 shares of series “A-1” convertible preferred stock at an exercise price per share of $0.60. The warrants are exercisable for a period of two years at any time on or after December 31, 2004. The number of shares of series “A-1” convertible preferred stock and the purchase price per share of series “A-1" convertible preferred stock are subject to adjustment from time to time under certain circumstances. In connection with the subscription agreement, we entered in a registration rights agreement, pursuant to which, we agreed under certain circumstances to register under the Securities Act of 1933, the shares of common stock issuable upon conversion or exercise of the securities sold in the transaction.

        In February 2006, we sold 20,000,000 units at the purchase price of $0.30 per unit to 28 accredited investors for an aggregate sales price of $6,000,000. Each unit consisted of one share of our common stock and one half of one warrant to purchase one share of our common stock, exercisable at $0.45 per share (the “February Private Placement”). The warrants become exercisable upon approval by our shareholders of an amendment to our articles of incorporation increasing the number of our authorized shares of common stock to a number in excess of 115,000,000. Each of the following officers and directors invested in the February Private Placement:

•	Investec Bank (UK) Limited, a new investor, purchased 7,500,000 units for an aggregate purchase price of $2,250,000;

•	Rockcliff Group Limited, a corporation of which our Chairman of the Board, Randall Oliphant, is the sole shareholder, Chairman and Chief Executive Officer, purchased 2,500,000 units for an aggregate purchase price of $750,000;

•	Martyn Konig, our Director, purchased 333,333 units for an aggregate purchase price of $100,000;

•	TerraNova Partners L.P., a limited partnership of which our Director, Vahan Kololian, is the founder and managing partner, purchased 833,334 for an aggregate purchase price of $250,000;

•	Raymond Threlkeld, our Chief Executive Officer, purchased 333,334 units for an aggregate purchase price of $100,000;

•	Brian Penny, our Chief Financial Officer, purchased 333,333 units for an aggregate purchase price of $100,000;

•	Sandra-Meddick-Ruth, the wife of our Director, Gerald Ruth, purchased 500,000 units for an aggregate purchase price of $150,000; and

•	Muriel A. Ruth, the mother of our Director, Gerald Ruth, purchased 133,334 units for an aggregate purchase price of $40,000.

        In February 2006, we issued options to purchase shares of our common stock to our directors and officers, in each case exercisable upon approval by our shareholders of an amendment to our articles of incorporation increasing the number of our authorized shares of common stock to a number in excess of 115,000,000 (the “Effective Date”) and at an exercise price of $0.34.

Name	Option Shares	Vesting
Randall Oliphant	2,500,000	Three equal annual installments beginning on Effective Date
Martyn Konig	750,000	Three equal annual installments beginning on Effective Date
Vahan Kololian	750,000	Three equal annual installments beginning on Effective Date
Raymond Threlked	1,250,000	Three equal annual installments beginning on Effective Date
Brian Penny	1,000,000	Three equal annual installments beginning on Effective Date
Paul Semple	700,000	Three equal annual installments beginning on Effective Date
Graham Desson	500,000	Three equal annual installments beginning on Effective Date

        We share office space in Toronto, Ontario, Canada with Silver Bear Resources Inc. (“SBR”). Randall Oliphant and Brian Penny are each officers and shareholders of SBR. We have agreed to pay 50% of all overhead costs incurred in connection with this office.

ITEM 13.	EXHIBITS

        The exhibits listed on the accompanying Exhibit Index are filed as part of this Report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following tables present the fees for professional audit services rendered and fees billed for other services rendered by HJ & Associates LLC, our independent registered public accounting firm, for the fiscal years ended December 31, 2005 and 2004. Williams & Webster, our former independent registered public accounting, also performed services for us in 2004.

    (1)        Fees charged for services to review the 2004 quarterly financial statements of the Company and a Form SB-2 filing.

Fees billed for Services Rendered by HJ & Associates LLC	2005	2004
Audit fees	$63,594	$36,182
Audit-related fees	--	--
Tax fees	--	--

Total	$63,594	$36,182

Fees billed for Services Rendered by Williams & Webster	2005	2004
Audit fees	$ --	$ --
Audit-related fees	--	--
Tax fees	--	1,445
Other Fees	--	21,894

Total	$ --	$23,339

Audit Fees

        This category includes fees paid for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our annual and interim financial statements, including the application of proposed accounting rules and the preparation of an annual “management letter” containing observations and discussions on internal control matters.

Audit-Related Fees

        This category includes services reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

        This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category include tax advisory services associated with our ongoing business.

All Other Fees

        The Audit Committee reviews and approves audit and permissible non-audit services performed by our independent auditors, as well as the fees charged for such services. In its review of non-audit service fees and the appointment of its independent auditors as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining its auditors’ independence. All of the services provided and fees charged by its independent auditors in 2005 were pre-approved by the Audit Committee.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed its behalf by the undersigned, thereunto duly authorized.

WESTERN GOLDFIELDS, INC.
By: /s/ Raymond Threlkeld Raymond Threlkeld, President and Chief Executive Officer

        Pursuant to the requirements of the Exchange Ac, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond Threlkeld	President and Chief Executive Officer	April 13, 2006
Raymond Threlkeld	(Principal Executive Officer)

/s/ Brian Penny	Chief Financial Officer (Principal	April 13, 2006
Brian Penny	Financial and Accounting Officer)
Brian Penny

/s/ Randall Oliphant	Chairman of the Board	April 13, 2006
Randall Oliphant

/s/ Vahan Kololian	Director	April 13, 2006
Vahan Kololian

/s/ Martyn Konig	Director	April 13, 2006
Martyn Konig

/s/ Gerald Ruth	Director	April 13, 2006
Gerald Ruth

INDEX TO EXHIBITS

Exhibit No.	Document Description

3.1(1)	Articles of Incorporation, as amended, of Western Goldfields, Inc.

3.1.1(4)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)

3.1.2(5)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)

3.2(1)	Bylaws of Western Goldfields, Inc.

4.1(1)	Form of Stock Purchase Warrant by Western Goldfields, Inc. in favor of the Investors in the November-December 2003 Private Placement

4.2(1)	Warrant, dated November 5, 2003, by Western Goldfields, Inc. in favor of RMB Resources Limited (included in Schedule 5 to Exhibit 10.2)

4.3(1)	Warrant, dated November 7, 2003, by Western Goldfields, Inc. in favor of Hospah Coal Company

4.4(1)	Warrant, dated March 16, 2004, by Western Goldfields, Inc. in favor of Hospah Coal Company

4.5	(7) Form of Warrant relating to the February 2006 private placement (Exhibit 10.2)

4.6	(8) Form of Warrant relating to the February 2006 private placement (Exhibit 10.2)

10.1(1)	Registration Rights Agreement between Western Goldfields, Inc. and the Investors in the November-December 2003 Private Placement

10.2(1)	Facility Agreement, dated as of November 5, 2003, between Western Mesquite Mines, Inc., Each party listed in schedule 1 as a Guarantor, RMB International (Dublin) Limited and RMB Resources Limited

10.3(1)	Security Agreement, dated as of November 5, 2003, between Western Mesquite Mines, Inc., RMB International (Dublin) Limited and RMB Resources Limited

10.4(1)	Mortgage, Security Agreement, Assignment and Financing Statement, dated as of November 7, 2003, from Western Mesquite Mines, Inc. to RMB International (Dublin) Limited and RMB Resources Limited

10.5(1)	Pledge Agreement, dated as of November 5, 2003, between Western Goldfields, Inc., RMB International (Dublin) Limited and RMB Resources Limited

10.6(1)	Deposit Account Control Agreement, dated as of November 5, 2003, by and between RMB International (Dublin) Limited, RMB Resources Limited, Western Mesquite Mines, Inc. and Baker Boyer National Bank

10.7(1)	Deed of Guarantee and Indemnity, dated as of November 5, 2003, between RMB Resources Limited, RMB International (Dublin) Limited and The companies described in the schedule as Guarantors

10.8(1)	Management Side Agreement, dated as of November 5, 2003, between RMB Resources Limited, RMB International (Dublin) Limited, Western Mesquite Mines, Inc. and Harrison Western Construction Corporation

10.9(1)	Agreement, dated as of September 1, 2003, between Western Mesquite Mines, Inc. and Harrison Western Construction Corporation

10.10(1)	Asset Purchase Agreement, dated effective November 7, 2003, among Western Mesquite Mines, Inc., Western Goldfields, Inc., Hospah Coal Company, and Newmont USA Limited dba Newmont Mining Corporation

10.11(1)	Registration Rights Agreement, dated as of November 7, 2003, between Western Goldfields, Inc. and Hospah Coal Company

10.11.1(1)	Agreement Regarding Return of Shares, dated January 20, 2004, by and between Western Goldfields, Inc. and Hospah Coal Company

10.12(1)	Net Operating Cash Flow Royalty Agreement, dated November 7, 2003, between Western Mesquite Mines, Inc. and Hospah Coal Company

10.13(1)	Royalty Agreement, dated November 7, 2003, between Western Mesquite Mines, Inc. and Hospah Coal Company

10.14(1)	Guaranty, dated November 7, 2003, by Western Goldfields, Inc. in favor of Newmont USA Limited and Hospah Coal Company

10.15(1)	Exploration and Mining Lease Agreement, dated December 23, 2002, between Mountain Gold Exploration, Inc, Lane A. Griffin and Western Goldfields, Inc.

10.16(1)	Agreement, dated April 25, 2003, by and among Western Goldfields, Inc. and Electrum L.L.C.

10.17(1)	Business Consultant Agreement, dated September 28, 2003, between MGI Fund-Raising Consultants and Western Goldfields, Inc.

10.18(1)	Mineral Lease and Landfill Facilities Lease Agreement, dated as of June 11, 1993, by and between Hanson Natural Resources Company, Hospah Coal Company and Santa Fe Pacific Minerals Corporation

10.19(1)	Refining Agreement, dated December 1, 2003, by and between Western Goldfields, Inc. and Johnson Matthey Inc.

10.20.1(1)	Statement of Intent and Confidentiality Agreement, dated January 23, 2004, by and between the Selnek-is Tem-Al Corporation on behalf of the Torres Martinez Desert Cahuilla Indians and Western Goldfields, Inc.

10.20.2(1)	Letter Agreement, dated April 7, 2004, from Western Goldfields, Inc. and accepted and agreed to by the Torres Martinez Desert Cahuilla Indian Tribe

10.20.3(1)	Letter Agreement dated July 12, 2004, from Western Goldfields, Inc. and accepted and agreed to by Selnek-is Tem-Al Corp.

10.20.4(6)	Letter Agreement dated January 10, 2005 from Western Goldfields, Inc. and accepted and agreed to by Selnek-is Tem-Al Corporation

10.21(1)	Lease Agreement, dated April 1, 2004, between Matley Plaza Limited Partnership and Western Goldfields

10.22(1)	Letter Agreement, dated April 28, 2004 from Western Goldfields, Inc. and accepted and agreed to by 321gold

10.23(1)	Letter Agreement, dated April 8, 2004, from Western Goldfields, Inc. and agreed and accepted by Coolcharm Ltd.

10.24.1(1)	Letter Agreement, dated January 7, 2004, by Western Goldfields, Inc. and La Cuesta International, Inc.

10.24.2(1)	Mining Lease, dated as of June 19, 2003, between Neil Johnson and La Cuesta International, Inc.

10.24.3(1)	Mining Lease, dated as of July 1, 2003, between Edwin C. Mealy and Mary C. Mealy and La Cuesta International, Inc.

10.25(2)	Exploration and Mining Lease Agreement, dated as of October 20, 2004, between Mountain Gold Exploration, Inc., IW Exploration Co. and Western Goldfields, Inc. (Exhibit 10.1)

10.26(3)	Mining Venture Agreement, dated November 28, 2004, between Western Goldfields, Inc. and 321Gold, Inc. (Exhibit 10.1)

10.27(5)	Subscription Agreement, dated December 31, 2004, between Western Goldfields, Inc. and RAB Special Situations, LP (Exhibit 10.1)

10.28(5)	Stock Purchase Warrant, dated December 31, 2004, by Western Goldfields, Inc. in favor of RAB Special Situations, LP (Exhibit 10.2)

10.29(5)	Registration Rights Agreement, dated December 31, 2004, by and among Western Goldfields, Inc. and RAB Special Situations, LP (Exhibit 10.3)

10.30(6)	Officer Employer Agreement, dated effective as of January 1, 2004, by and between Western Goldfields, Inc. and Thomas Mancuso

10.31(6)	Officer Employer Agreement, dated effective as of January 1, 2004, by and between Western Goldfields, Inc. and Thomas Callicrate

10.32(6)	Officer Employer Agreement, dated effective as of January 1, 2004, by and between Western Goldfields, Inc. and Lawrence O'Connor

10.33(7)	Form of Securities Purchase Agreement relating to the February 2006 private placement (Exhibit 10.1)

10.33(8)	Form of Securities Purchase Agreement relating to the February 2006 private placement (Exhibit 10.1)

14.1	Code of Ethics

21.1	List of Subsidiaries

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 32.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registration Statement on Form SB-2, as amended, of Western Goldfields, Inc., Registration No. 333-112036

(2)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004

(3)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2004

(4)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004

(5)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.‘s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2005

(6)	Incorporated by reference from the Registration Statement on Form SB-2 of Western Goldfields, Inc., Registration No. 333-122426

(7)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.‘s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006

(8)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.‘s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2006