Form 10QSB
period 2006-03-31
WESTERN GOLDFIELDS INC
filed 2006-05-15
CIK 1208038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 2006

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _______  to _______

Commission file number 000-51076

WESTERN GOLDFIELDS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

IDAHO	38-3661016
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 1575 Delucchi Lane, Suite 116, Reno, Nevada
(Address of Principal Executive Offices)

(775) 337-9433
(Issuer's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.01 par value per share 61,246,301 shares outstanding as of May 12, 2006.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

2

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Western Goldfields, Inc
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,942,692	$52,387
Accounts receivable	13,730	10,179
Inventories (Note 4)	631,988	905,347
Prepaid expenses	292,842	308,363
TOTAL CURRENT ASSETS	2,881,252	1,276,276

Property, plant, and equipment, net of
accumulated depreciation (Note 5)	4,604,925	4,860,434
Construction in progress	252,159	10,853
Investments - remediation and reclamation (Note 6)	6,332,166	6,248,220
Long-term deposits	321,773	319,286
Long-term prepaid expenses (Note 7)	1,123,292	1,161,204
TOTAL OTHER ASSETS	12,634,315	12,599,997

TOTAL ASSETS	$15,515,567	$13,876,273

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$989,200	$807,009
Accrued expenses	756,866	650,071
Dividends payable on preferred stock	46,875	34,375
Accrued expenses - related party	-	45,834
Loan payable - Romarco (Note 8)	-	705,186
Accrued interest	-	48,696
Loan payable, current portion (Note 8)	-	1,500,000
TOTAL CURRENT LIABILITIES	1,792,941	3,791,171

LONG-TERM LIABILITIES
Reclamation and remediation liabilities (Note 9)	6,255,437	6,196,570

TOTAL LIABILITIES	8,048,378	9,987,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 25,000,000 shares authorized;
1,000,000 shares issued and outstanding (Note 10)	10,000	10,000
Common stock, $0.01 par value, 100,000,000 shares authorized;
59,743,051 and 39,468,051 shares issued
and outstanding, respectively (Note 11)	597,431	394,681
Additional paid-in capital	15,100,731	10,444,652
Additional paid-in capital preferred	-	475,000
Stock options and warrants (Note 12)	7,967,784	4,942,188
Accumulated deficit	(16,209,266)	(12,377,989)
Accumulated other comprehensive income (loss)	509	-
TOTAL STOCKHOLDERS' EQUITY	7,467,189	3,888,532

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,515,567	$13,876,273

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES
Gross revenue	$2,774,628	$2,558,607
Royalties	(102,860)	(318,811)
Net revenue	2,671,768	2,239,796

COST OF GOODS SOLD
Mine operating costs	1,979,167	1,586,341
Mine site administration	327,782	371,817
Selling, transportation, and refining	9,342	10,874
Depreciation, amortization and accretion	312,214	344,995
Inventory adjustment	302,968	67,679
Total cost of goods sold	2,931,473	2,381,706

GROSS PROFIT (LOSS)	(259,705)	(141,910)

EXPENSES
General and administrative	1,069,952	381,812
Stock based compensation	1,039,925	115,539
Exploration - Mesquite	304,037	-
Exploration - Other	134,920	45,697
Total expenses	2,548,834	543,048

OPERATING LOSS	(2,808,539)	(684,958)

OTHER INCOME (EXPENSE)
Expenses of Romarco merger termination	(1,225,000)	-
Interest income	92,247	25,914
Interest expense	(20,434)	(53,391)
Gain on extinguishment of debt	142,949	-
Gain on sale of assets	-	26,334
Total other income (expense)	(1,010,238)	(1,143)

LOSS BEFORE INCOME TAXES	(3,818,777)	(686,101)

INCOME TAXES	-	-

NET LOSS	(3,818,777)	(686,101)

PREFERRED STOCK DIVIDENDS	(12,500)	-

NET LOSS TO COMMON STOCKHOLDERS	(3,831,277)	(686,101)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	509	-
Provision for forward sales derivative marked-to-market	-	283,187

NET COMPREHENSIVE LOSS	$(3,830,768)	$(402,914)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	49,729,533	38,752,088

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Accumulated Deficit	Other Comprehensive Income (Loss)	Total

Balance, December 31, 2004	1,000,000	$10,000	38,721,810	$387,218	$10,366,305	$4,779,018	$(9,003,365)	$(687,467)	$5,851,709

Options issued for directors' services	-	-	-	-	-	173,658	-	-	173,658

Options issued for officers' services	-	-	-	-	-	281,920	-	-	281,920

Options issued for services by employees	-	-	-	-	-	58,953	-	-	58,953

Options issued for services by consultants	-	-	-	-	-	3,784	-	-	3,784

Common stock issued for services	-	-	746,241	7,463	158,998	-	-	-	166,461

Expiration of warrants & options	-	-	-	-	28,049	(28,049)	-	-	-

Extension of warrants due to expire	-	-	-	-	-	39,204	-	-	39,204

Surrendered warrants - Newmont	-	-	-	-	366,300	(366,300)	-	-	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(3,340,249)	-	(3,340,249)

Accrued dividend on preferred stock	-	-	-	-	-	-	(34,375)	-	(34,375)

Other comprehensive income	-	-	-	-	-	-	-	687,467	687,467

Balance, December 31, 2005	1,000,000	$10,000	39,468,051	$394,681	$10,919,652	$4,942,188	$(12,377,989)	$-	$3,888,532

Common stock and warrants issued for cash by way of private placement (unaudited)	-	-	20,000,000	200,000	3,812,000	1,988,000	-	-	6,000,000

Common stock issued for exploration services and exploration assets acquired (unaudited)	-	-	275,000	2,750	133,750	-	-	-	136,500

Options issued for directors' services (unaudited)	-	-	-	-	-	535,657	-	-	535,657

Options issued for officers' services (unaudited)	-	-	-	-	-	477,874	-	-	477,874

Options issued for services by employees (unaudited)	-	-	-	-	-	26,394	-	-	26,394

Warrants issued for services by consultants (unaudited)	-	-	-	-	-	233,000	-	-	233,000

Expiration of warrants & options (unaudited)	-	-	-	-	235,329	(235,329)	-	-	-

Net loss for the three months ended March 31, 2006 (unaudited)	-	-	-	-	-	-	(3,818,777)	-	(3,818,777)

Dividend on preferred stock (unaudited)	-	-	-	-	-	-	(12,500)	-	(12,500)
Foreign currency translation adjustment (unaudited)								509	509
Balance, March 31, 2006 (unaudited0	1,000,000	$10,000	59,743,051	$597,431	$15,100,731	$7,967,784	$(16,209,266)	$509	$7,467,189

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,818,777)	$(686,101)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation	255,509	254,219
Amortization of loan fees	-	92,980
Accretion expense	58,867	-
Gain on sale of assets and investments	-	(26,334)
Gain on exchange	509
Interest accrued on investments - reclamation and remediation	(83,947)	(20,314)
Common stock issued for exploration assets and services	136,500	-
Common stock options and warrants issued for services	1,272,925	146,939
Cost of extending expiry date of warrants	-	5,333
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(3,551)	(392)
Inventories	273,359	27,675
Prepaid expenses	53,433	202,890
Long term deposits	(2,487)	(2,369)
Increase (decrease) in:
Accounts payable	182,191	(46,768)
Accrued expenses	106,794	32,165
Accrued expenses - related parties	(45,834)	(13,718)
Accrued interest expense	(48,695)	(9,063)
		-
Net cash provided (used) by operating activities	(1,663,204)	(42,858)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, including Construction
in Progress	(241,305)	(10,853)
Proceeds from sale of investments	-	47,734
Net cash provided (used) by investing activities	(241,305)	36,881

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loans	(2,205,186)	(750,000)
Common stock issued for cash	4,012,000	-
Warrants issued for cash	1,988,000	-
Net cash provided (used) by financing activities	3,794,814	(750,000)

Change in cash	1,890,305	(755,977)

Cash, beginning of period	52,387	1,534,778

Cash, end of period	$1,942,692	$778,801

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$69,130	$62,454
Income taxes paid	$-	$-

NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Stock options and warrants issued for services	$1,272,925	$146,939
Exploration fees and assets paid by issuance of stock	$136,500	$-
Cost of extending expiry date of warrants	$-	$5,333

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 AND 2005

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

Western Goldfields, Inc. (hereinafter “the Company”) and its wholly-owned subsidiaries are engaged in the exploration for, development of and extraction of precious metals principally in the states of California, Nevada and Idaho. The Company’s three wholly-owned subsidiaries are Western Goldfields Canada Inc. (a management company), Western Mesquite Mines, Inc. (an operating company), and Calumet Mining Company (an exploration company).

The Company was in the exploration stage until late 2003. With the acquisition of the Mesquite Mine in November 2003, the Company exited the exploration stage and became an operating mining company. The Company’s first sale of gold from its production occurred in mid-January 2004.

In November and December 2003, the Company obtained significant additional capital through a private placement of its stock. Management used the majority of the proceeds from the financing for operations of the Mesquite Mine, as well as exploration and development on the Mesquite Mine and other properties.

During 2005 the Company’s deteriorating liquidity position resulted in the rescheduling of bank loan payments that were due on July 31 and October 31, 2005. As at December 31, 2005, the Company’s working capital deficit was $2,514,895. The Company obtained additional capital by completing a private equity financing in February 2006. The proceeds from the private equity financing were used to repay the current loan payable and the loan payable to Romarco Minerals Inc., to fund the Mesquite Mine feasibility study and for general corporate purposes.

The Company’s year-end for reporting purposes is December 31.

2.    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These financial statements include the accounts of Western Goldfields, Inc. and its 100% owned subsidiaries: Western Goldfields (Canada) Inc., Western Mesquite Mines, Inc., and Calumet Mining Company (collectively “Western Goldfields”.) The unaudited consolidated financial statements include the assets and liabilities of Western Goldfields as at March 31, 2006 and its results of operations and its cash flows for the period ended March 31, 2006. All significant inter-company accounts and transactions have been eliminated on consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates relate to the determination of mineral reserves, reclamation and remediation obligations, impairment of assets, useful lives for depreciation and amortization, measurement of metal-in-process and finished goods inventories, value of options and warrants, and valuation allowances for future tax assets. Actual results could differ from these estimates.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123 (R), Share based payment,” which revises Statement 123, “Accounting for Stock-Based Compensation.” The Company had previously adopted the provisions of Statement 123, which measures compensation payment based on the estimated fair value of the award and recognizes that cost over the service period. Adoption of Statement 123 (R) has not resulted in any change in the stock based compensation expense recorded by the Company.

Subject to the foregoing, the accounting policies followed in preparing these unaudited consolidated financial statements are those used by Western Goldfields as set out in the audited financial statements for the period ended December 31, 2005. These interim statements should be read together with Western Goldfields’ audited financial statements for the period ended December 31, 2005. The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Certain expense categories in the prior period have been reclassified to conform to the current period presentation.

3.    MINERAL PROPERTIES

The Company controls the following mineral properties:

California Property - Mesquite Mine

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

	Amount	Value per share	Value
Reclamation Obligation Assumed	-	-	$5,998,994

Western Goldfields Common Stock	3,454,468	$0.52	1,789,891
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common 450 days from issuance and for five years thereafter (1)	2,494,810	0.18	449,066
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common 815 days from issuance and for five years thereafter (1)	5,596,370	0.16	895,419
Total Consideration			$9,133,370
Allocation to Fixed Assets:
Property, plant and equipment, including buildings			$6,471,000
Mineral properties			2,662,370
			$9,133,370
(1)	See Note 12

The fair market value of the acquired property, plant and equipment was determined by review by the mine operations contractor. (See Note 15) The remaining value was allocated to mineral properties, and expensed in December 2003, as a part of $2,791,603 in exploration expense.

4.    INVENTORIES

Inventories consist of the following as at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Metal-in-process	366,459	669,426
Supplies	265,529	235,921
Inventories	$631,988	$905,347

Metal-in-process inventory contained approximately 658 and 1,406 ounces of gold as of March 31, 2006 and December 31, 2005 , respectively.

	March 31, 2006	December 31, 2005
Beginning Metal-in Process Inventory	$669,426	$1,476,058
Operating Costs for the Period	2,923,243	7,977,474
Depreciation, Depletion & Amortization for the Period	312,218	1,217,564
Less Cost of Metal Sales	(3,538,428)	(10,011,670)
Inventories	$366,459	$669,426

5.    PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Buildings	$3,550,000	$3,550,000
Equipment	3,480,495	3,480,495
	7,030,495	7,030,495
Less accumulated depreciation	(2,425,570)	(2,170,061)
Net Property and Equipment	$4,604,925	$4,860,434

Depreciation expense for the three month period ended March 31, 2006 and 2005 was $255,509 and $254,219, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts or by reviewing the carrying value of to the estimated values form used equipment brokers for plant and equipment. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and accumulated depreciation of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

6.    RECLAMATION AND REMEDIATION INVESTMENTS AND BONDS

The Company paid $7,661,615 for a reclamation cost policy with American International Specialty Lines Insurance Company in conjunction with the acquisition of the Mesquite Mine. The policy covers liability for reclamation up to $14,000,000 and establishes a reimbursement account with an initial balance of $5,998,994 and prepays the excess coverage with an additional premium of $1,642,621, which is to be amortized over an eleven-year period.

The reimbursement account has a balance of $6,332,166 and $6,248,220 as of March 31, 2006 and December 31, 2005 respectively.

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

7.    LONG-TERM PREPAID EXPENSES

The Company has entered into insurance contracts to insure the environmental and pollution risk up to $14,000,000 at its Mesquite Mine project. The policy covers reclamation risk, above the amount covered by the Investments - remediation and reclamation account, up to $14,000,000 associated with the Mesquite Mine project. The policies cover risk for up to eleven years. Their costs are being amortized against earnings monthly and are summarized below.

	March 31, 2006	December 31, 2005

Original Policy Premiums	$1,642,621	$1,642,621
Amortization to date	(367,680)	(329,768)
Unamortized Premium Cost	1,274,941	1,312,853
Current Portion	(151,649)	(151,649)
Long-Term Prepaid Expenses	$1,123,292	$1,161,204

8.     LOANS PAYABLE

Romarco Minerals Inc.

On September 30, 2005, the Company entered into an Agreement and Plan of Merger and Reorganization (“the Merger Agreement”) with Romarco Minerals Inc. (“Romarco”), pursuant to which, if completed, the Company would have been merged with Romarco. Pending completion of the Merger Agreement the Company obtained financing from Romarco in the form of promissory notes, convertible into common stock at a prices ranging from $0.26 to $0.17. The notes were payable on demand and bore interest at a rate of 12% per annum. As at December 31, 2005 the liability to Romarco in respect of principal and interest was $705,186. On February 13, 2006, the Company announced that it and Romarco had terminated the Merger Agreement and had entered into a Termination Agreement under which, amongst other things, the company repaid all outstanding promissory notes payable to Romarco, totaling $728,257 including principal and interest.

Project Financing

As part of the acquisition of the Mesquite Mine, the Company entered into a credit facility agreement on November 5, 2003, with R.M.B. International, (Dublin) Limited (“RMB”), a Republic of Ireland corporation. This two-year credit facility agreement resulted in the Company receiving $6,000,000 for a mortgage, security, assignment, and financing agreement. Substantially all of the assets acquired in the Mesquite Mine were pledged and mortgaged under these agreements, as well as most of the Company’s other property. Interest was accrued on this credit facility at LIBOR plus 6% per annum, on a monthly basis. In January, April, July and October 2004, the Company made the first four quarterly payments of $750,000 plus interest leaving a balance of $3,000,000 to be paid in 2005. In January and April of 2005 the Company made two more quarterly payments leaving a balance of $1,500,000 to be paid in 2005. On August 2, 2005 the Company entered into a Supplemental Agreement with RMB under which RMB agreed that it would not demand the loan payment due July 31, 2005 until October 31, 2005. On November 3, 2005 the Company issued RMB 576,241 shares of common stock to extend the two remaining loan payments until April 26, 2006. The loan was paid in full with interest on February 13, 2006.

As part of the credit facility agreement, the Company entered into a gold hedging program under which it sold forward 26,399 ounces of gold at $382.95 per ounce, or approximately 50% of expected production of gold from the heaps. These ounces were scheduled to begin delivery on January 30, 2004 and every three months thereafter until October 30, 2005. On each of the settlement dates, the Company settled in cash for the difference between the sales price and the hedged price times the number of scheduled ounces to be sold for that three month period. Unlike a conventional hedge, the Company was not required to put up collateral, and the Company is not subject to any margin requirements.

The Company sold gold for more than the hedged price in the periods ended January 30, April 30, July 30, and October 30, 2004 and 2005, it made payments under the hedge totaling $261,768 and $687,480 respectively reducing revenue by corresponding amounts.

Since October 30, 2005, the Company has reverted to selling its gold production at prevailing market prices since all of the hedges were delivered into.

9.    RECLAMATION AND REMEDIATION LIABILITIES

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

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the three months ending March 31, 2006 and for the year ending December 31, 2005:

	March 31, 2006	December 31, 2005
Opening Balance	$6,196,570	$6,358,994
Accretion	58,867	381,540
Reduction in the present value of obligations	-	(543,964)
Ending Balance	$6,255,437	$6,196,570

The Company completed a review of the reclamation plan and the SFAS No. 143 reclamation and remediation liability as at December 31, 2005. The net present value of these obligations was revised to $6,196,570. The Company recorded a recovery in 2005 of $543,964 due to a reduction in the net present value of these obligations at December 31, 2005. This adjustment was predominately due to an adjustment in the timing of the reclamation and remediation costs.

10.      PREFERRED STOCK

The Company has 25,000,000 shares of preferred stock, par value $0.01 per share, authorized. As of March 31, 2006 and December 31, 2005, there were 1,000,000 shares issued and outstanding.

On December 31, 2004, the Company entered into a subscription agreement with RAB Special Situations, LLP (“RAB”), pursuant to which the Company issued and sold to RAB 1,000,000 shares of its series “A-1” convertible preferred stock (“Series A Preferred”) and warrants to purchase up to 500,000 shares of its Series A Preferred stock for an aggregate purchase price of $500,000.

The holders of Series A Preferred are entitled to receive dividends at a rate of 7.5% of the conversion price (as defined) per annum. The Company has accrued such dividends in the amount of $46,875 as at March 31, 2006.

The number of shares of Series A Preferred and the purchase price per share of Series A Preferred are subject to adjustment under certain circumstances including upon the deemed issuance of additional shares of common stock. In 2005, the Company issued convertible promissory notes to Romarco convertible into common stock at a price of $0.17, which constituted such a deemed issuance. Accordingly the conversion price of the Series A Preferred was reduced to $0.17.

The warrants issued under the subscription agreement entitled the RAB to purchase up to 500,000 shares of Series A Preferred initially at an exercise price per share of $0.60 and subject to the same anti-dilution provisions as for the Series A Preferred. The warrants are exercisable for a period of two years at any time on or after December 31, 2004.

In connection with the subscription agreement, the Company entered into a registration rights agreement, pursuant to which, the Company agreed under certain circumstances to register under the Securities Act of 1933, the shares of common stock issueable upon conversion or exercise of the securities sold in the transaction.

11.     COMMON STOCK

On February 13, 2006 the Company announced the closing of the initial $3,700,000 of a private placement financing of $6,000,000. On February 20, 2006, the Company announced the closing of the balance of $2,300,000 of the private placement. The private placement was in respect of 20,000,000 units at a purchase price of $0.30 per unit. Each unit comprises one share of common stock and one half common stock purchase warrant. Each full common stock purchase warrant has an exercise price of $0.45 and a term of two years, expiring February 13, 2008. The consideration for the units has been allocated $200,000 as to common stock, $3,812,000 as to additional paid in capital, and $1,988,000 as to warrants.

From time to time the Company has issued shares of common stock in satisfaction of obligations. Such issuances were made by reference to the closing price of the share on the date of issuance.

On January 2, 2006, the Company issued 37,500 shares of common stock to Mountain Gold Exploration Inc. and 37,500 shares of common stock to IW Exploration Co. for work commitments required under the terms of a mineral lease. The shares were valued at $16,500.

On February 22, 2006, the Company issued 200,000 shares of common stock to the shareholders of Nevada Colca Gold Inc. under the terms of an Asset Purchase Agreement dated January 24, 2006. The shares were valued at $120,000. On February 10, 2005 the Company issued 25,000 shares of common stock for lease payments due under an Exploration and Mining Lease Agreement.

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

12.      STOCK OPTIONS AND WARRANTS

The Company estimates the fair value of options and warrants using the Black-Scholes Option Price Calculation. During the three month period ended March 31, 2006 the Company used the following assumptions in estimating fair value: risk-free interest rate in a range from 4.6% to 4.7% (2005 - 4%), volatility rate - 104% (2005 - 70%), and expected life of the options and warrants in a range from two to seven years (2005 - two to ten years). The Company also assumed that no dividends would be paid on common stock. Some warrants may be exercised under the cash-less method requiring a corresponding reduction in the amount of common stock issued in relationship to its cash value at the time the warrants are exercised.

On February 13, 2006, the Company issued 7,600,000 options to certain directors, officers and employees, exercisable for the purchase of one share of common stock, with an exercise price of $0.34. The options are exercisablein three equal annual installments beginning on February 13, 2006 and are exercisable from the date on which the shareholders approve an amendment to the Company’s articles of incorporation increasing the number of authorized shares of common stock to a number in excess of 115,000,000. The options were valued at $2,500,400.

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

The following is a summary of stock options for the three month period ending March 31, 2006 and for the year ended December 31, 2005:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Balance January 1, 2005	5,023,084	$0.76
Granted	1,823,500	0.41
Cancelled / Expired	(173,684)	-
Outstanding at December 31, 2005	6,672,900	$0.69
Exercisable at December 31, 2005	6,385,984	$0.69

Weighted average fair value of options as of December 31, 2005			$0.26

Balance January 1, 2006	6,672,900	$0.69
Granted	7,600,000	0.34
Cancelled / Expired	(666,950)	0.83
Outstanding at March 31, 2006	13,605,950	$0.49
Exercisable at March 31, 2006	8,252,367	$0.57

Weighted average fair value of options as of March 31, 2006			$0.30

The above stock options have been issued under an equity compensation plan approved by the directors but not by the shareholders.

Warrants outstanding to acquire common shares of the Company at March 31, 2006 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date
175,000	$0.60	September 28, 2006 - October 31, 2006
225,000	0.60	5 years after the 1st anniversary of the effective date of the registration agreement in respect of the warrants and shares of warrant stock (1)
780,000	1.00	November 3, 2007 (1)(2)
6,056,180	0.76	5 years after the 2nd anniversary of the effective date of the registration agreement in respect of the warrants and shares of warrant stock (1) (3)
12,500,000	1.00	November 3, 2006 - March 15, 2007 (4)
1,250,000	1.00	November 3, 2006 - March 15, 2007 (4) (5)
10,000,000	0.45	February 13, 2008(6)
1,000,000	0.30	February 13, 2008 (7)
150,000	1.00	December 18, 2006 (1)
32,136,180

(1)	As at March 31, 2006, the warrants and shares of warrant stock had not become effective by way of a registration statement.
(2)
Issued to RMB Resources Limited initially for a three year term in connection with a credit facility provided by RMB International (Dublin) Limited effective November 3, 2003. On October 20, 2005 the board of directors of the Company approved the extension of the term of the warrants by one year.

(3)
8,091,180 warrants were issued to Newmont Mining Corporation (“Newmont”) pursuant to the Asset Purchase Agreement effective November 7, 2003. On April 18, 2005, Newmont renounced 2,035,000 of these warrants to hold 6,056,180 at December 31, 2005. On April 12, 2006 the Company agreed with Newmont to defer the earliest exercise date in respect of 3,296,370 of the warrants from June 10, 2006 to June 10, 2007, with no extension of the expiry date. Under the anti-dilution provisions of the warrant certificate, the exercise price was reduced from $1.00 to $0.76 upon the issuance of units of the Company at a price of $0.30 each effective February 13, 2006.

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

(6)
Issued pursuant to a private placement of units in two tranches closing on February 13 and February 17, 2006, respectively. The warrants have a two year term to February 13, 2008 and may be exercised upon approval by the shareholders of the Company of an amendment to the articles of incorporation of the Company increasing the number of shares of common stock to a number in excess of 115,000,000.

(7)
Issued to Metalmark Management LLC in respect of services rendered in connection with private placement dated February 13, 2006, and may be exercised upon approval by the shareholders of the Company of an amendment to the articles of incorporation of the Company increasing the number of shares of common stock to a number in excess of 115,000,000.

Subsequent to March 31, 2006 and up to May 5, 2006, 1,503,250 warrants to purchase shares of common stock were exercised for proceeds of $1,503,250.

13.      RELATED PARTY TRANSACTIONS

In March 2006, the Company concluded a cost sharing agreement with Silver Bear Resources Inc. (an Ontario corporation) (“ Silver Bear”) under which a portion of Silver Bear’s office overhead is now charged to the Company on the basis of the expected time commitment of the staff involved. The Company is related to Silver Bear as the senior executives of Silver Bear also serve as senior executives and directors of the Company

On February 22, 2006, the Company issued 200,000 shares of common stock to the shareholders of Nevada Colca Gold Inc. (“Nevada Colca”) pursuant to an Asset Purchase Agreement dated January 24, 2006. The Company thereby acquired certain assets comprising office equipment, property files, an environmental bond and cash for consideration of $120,000. Lawrence O’Connor, who at the time was the Company’s Vice President - Operations, also served as President of Nevada Colca.

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

Mr. Newby had a separate consulting relationship with the Company, whereby Proteus is compensated for consulting services at the rate of $4,000 per month plus expenses. On February 15, 2005 Proteus agreed to provide executive management and director services on a part-time basis for the Company for a monthly fee of $9,167. Mr. Newby resigned as Chairman of the Board, President and Chief Executive Officer effective February 13, 2006 and as a Director effective March 29, 2006.

14.      COMMITMENTS AND CONTINGENCIES

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

Lease Agreement

On November 1, 2005, the Company leased office space in Reno, Nevada to provide for corporate offices. This lease is for a term of three years, requiring monthly minimum lease payments of $2,215. The lease is renewable for three one-year renewal periods at a 5% increase in base rent to $2,326 per month and $2,558 in the third year. The Company’s commitment as of March 31, 2006 for 2006 is $20,157, for 2007 is $28,376 and for 2008 is $25,580. The Company is currently pursuing opportunities to sub-lease this office space.

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

15.      SUBSEQUENT EVENTS

Hospah Coal Company, a wholly-owned subsidiary of Newmont Mining Corporation (“Newmont”), hold warrants to purchase 5,596,370 and 459,810 shares of the Company’s common stock, for an aggregate of 6,056,180 shares. On April 12, 2006, the Company agreed with Newmont to defer the earliest exercise date in respect of 3,296,370 of the warrants covered by the certificate for 5,596,370 warrants from June 10, 2006 to June 10, 2007, with no extension of the expiry date.

Item 2: Management’s Discussion and Analysis and Plan of Operations

Overview

We are an independent precious metals production and exploration company with operations focused in the western United States. In November 2003 we acquired the assets of the Mesquite Mine (“Mesquite” or “the Mine” from a subsidiary of Newmont Mining Corporation (“Newmont”). Mesquite is our most important asset, providing us with current gold production based on leaching the material that was placed on the heap leach pads by Newmont and previous owners of the property. As a result of the current relatively high selling price for gold, since the acquisition from Newmont, this production has provided us with operating cash flow to help sustain our operations pending completion of a feasibility study which we believe may justify resumption of mining operations.

There are two phases to the Mesquite Project. The first phase is comprised of the continuing leaching operations of minerals inventoried on the pads prior to September 2001. The second phase is to develop a detailed mine plan and model to be used to conduct a feasibility study of the expanded operation. We plan to complete this work by mid-2006.

In February 2006, we closed a $6,000,000 private placement financing which significantly improved our financial position, enabled us to repay all our outstanding debt and proceed towards completion of the Mesquite feasibility study. We also announced the appointment of new directors and a new management team.

As a first stage in the completion of the feasibility study, on April 20, 2006 we announced the results of a NI 43-101 compliant resource report for the Mesquite Mine. The report provides updated estimates for the measured and indicated resources at Mesquite of 3,500,000 ounces of gold.

Overall Performance

During the first quarter of 2006 (“Q1/06”) and the year ended December 31, 2005 (“2005”), our operational activities have been focused on optimizing gold recovery from the leach pads. Production from Mine operations during Q1/06 resulted in sales of 5,000 ounces of gold for revenues of $2,774,628 compared with sales during the first quarter of 2005 (“Q1/05”) of 6,348 ounces for revenues of $2,558,607. Sales of gold ounces decreased due to lower solution grades coming from the leach pads. With no new material being placed on the leach pads, it is becoming increasingly difficult to extract the residual gold. In early 2006 we commenced phased installation of a “wobbler” spray system to replace the old drip system as part of our program of production improvement. The new system is designed to give better spray coverage and increase the overall grade of solution in the coming months. The average selling price increased from $403.06 per ounce in Q1/05 to $554.93 per ounce in Q1/06, reflecting strong pricing in world markets and our sale of a higher proportion of our output on the spot market. Under our credit facility with RMB International (Dublin) Limited (“RMB”) we were required to hedge a substantial portion of our gold production. On satisfaction of our hedging undertakings to RMB effective October 30, 2005, we have been free to pursue our preferred strategy of selling 100% of our production on the spot market.

General and administrative costs for Q1/06 were $1,069,952 compared with Q1/05 costs of $381,812. The increase relates to significantly higher legal and travel costs related to the merger, the cost of warrants issued for services provided in connection with the private placement in February 2006, payments in respect of executive management and director services provided by Mr. Douglas Newby, our former Chairman, President and Chief Executive Officer, and termination costs for several employees.

Stock based compensation for Q1/06 was $1,039,925 compared with Q1/05 costs of $115,539. The increase relates to the grant of options in February 2006 to the new management team.

On February 13, 2006 we announced that we and Romarco had terminated our Agreement and Plan of Merger and Reorganization dated as of September 30, 2005, and that we had entered into a Termination Agreement under which we agreed to pay Romarco a termination fee of $1,000,000, together with reimbursement of $225,000 for their out-of-pocket expenses in pursuing the merger. In addition, we agreed to repay all outstanding promissory notes payable to Romarco, totaling $728,257 including principal and interest. The Termination Agreement also provided for a mutual release of all claims in connection with the termination of the Agreement and Plan of Merger and Reorganization.

On February 13, 2006, we closed the initial $3,700,000 of a private placement financing of $6,000,000. We sold 12,333,333 units at a purchase price of $0.30 at the initial closing. On February 20, 2006, we closed the balance of $2,300,000 of the private placement. We sold 7,666,667 units at a purchase price of $0.30 at the second closing. Each unit is comprised of one share of common stock and one half common stock purchase warrant. Each full common stock purchase warrant has an exercise price of $0.45 and a term of two years to February 13, 2008. The warrants may be exercised upon approval by the shareholders of the Company of an amendment to the articles of incorporation of the Company increasing the number of shares of common stock to a number in excess of 115,000,000.

The proceeds from the private placement have been or will be used as follows:

•	to repay in full our outstanding debt facility with RMB of $1,500,000 plus accrued interest;

•	to pay Romarco $1,953,257 in full satisfaction of amounts owing upon termination of the merger agreement;

•	to finance the completion of the Mesquite feasibility study; and

•	for general corporate purposes.

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

Results of Operations

Three Months Ended March 31, 2006 (“Q1/06”) Compared to the Three Months Ended March 31, 2005 (“Q1/05”)

Poured gold production for Q1/06 was 4,452 ounces compared with 6,535 ounces in Q1/05. Since no new ore has been placed on the leach pads since 2001, the productive capacity of the leach pads is diminishing and we are implementing various strategies to maintain output levels. Gold sales for Q1/06 were 5,000 ounces at an average selling price of $554.93 for revenues of $2,774,628 compared with 6,348 ounces at an average selling price, after hedging, of $403.06 for revenues of $2,558,607 in Q1/05. The higher average selling price reflects the increase in the world price for gold and our sale of all production in the spot market. We incurred no hedging losses in Q1/06 as compared to a loss of $140,218 in Q1/05.

Mine operating costs for Q1/06 were $1,979,167, compared to $1,586,341 for Q1/05. The increase reflects increased costs for power, cyanide, labor and an increase in consulting services. Mine site administration costs for Q1/06 were $327,782 compared with $371,817 in Q1/05. The reduction in costs relates primarily to lower property insurance costs. Depreciation and amortization expense for Q1/06 was $312,214 compared with $344,995 in Q1/05. Costs associated with a reduction in metal-in-process inventories in Q1/06 were $302,968 compared with $67,679 in Q1/05 as work in process inventories dropped to 658 ounces at March 31, 2006 from 4,054 ounces at March 31, 2005. The foregoing factors resulted in a gross loss of $259,705 for Q1/06 compared with $141,910 in Q1/05.

General and administrative expense increased to $1,069,443 for Q1/06 from $381,812 for Q1/05. These administrative expenses include payments to consultants, legal and accounting fees, director’s fees and general and administrative expenses for the corporate office. The major reasons for the increase in Q1/06 over the previous year are significantly higher legal and travel costs related to the proposed Romarco merger, the non-cash cost of $233,000 for warrants issued for services provided by Metalmark Management LLC in connection with the private placement in February 2006, payments to Proteus Capital Corporation in respect of executive management and director services provided by Mr. Douglas Newby, our former Chairman, President and Chief Executive Officer, and termination costs for several employees subsequent to the introduction of the new management team.

Stock based compensation represents the non-cash cost of options, as calculated under the Black-Scholes option pricing model, granted to directors, officers and employees. The increase in expense to $1,039,925 in Q1/06 from $115,539 in Q1/05 relates to the options granted to the new management team in February 2006.

Exploration activities at Mesquite were $304,037 in Q1/06 and relate to initial costs of the feasibility study. There were no comparable expenses in 2005. General exploration activities for Q1/06 were $134,920 compared with $45,697 in Q1/05.

We paid Romarco a “one- time” fee of $1,000,000 and expense reimbursement costs of $225,000 in Q1/06 in connection with our Termination Agreement.

Interest expense for Q1/06 was $20,434 compared with $53,391 in Q1/05. The decrease reflects the repayment of the RMB and Romarco loans with the proceeds of the first tranche of $3,700,000 of private placement units that closed on February 13, 2006. Completion of the second tranche of $2,300,000 on February 20, 2006 provided us with higher cash balances for several weeks in Q1/06 than in Q1/05 and accounts for interest income increasing form $25,914 to $92,247.

During Q1/06 we negotiated a no-cost settlement of certain liabilities we had previously assumed and expensed in connection with land exploration rights. This has been recorded as a gain on settlement of debt in the amount of $142,949.

The above were the major factors in our reporting a net loss to common shareholders for Q1/06 of $3,831,277 or $0.08 per share, compared with a net loss of $686,181 or $0.02 per share in Q1/05.

Other comprehensive income in Q1/06 includes a currency translation adjustment of $509. In Q1/05 we recorded a provision of $283,187 in respect of the mark-to-market cost of forward sales contracts associated with our gold production. We had no comparable income or expense in Q1/06 since we delivered into all hedge contracts in 2005 and there are no unrealized gains or losses at March 31, 2006.

Our net comprehensive loss in Q1/06 was $3,830,768 compared with $402,914 in Q1/05.

Liquidity and Capital Resources

At March 31, 2006 our cash balance was $1,942,692 and our working capital was $1,088,311. This represents an improvement in our financial position since December 31, 2005 when we reported cash of $52,387 and a working capital deficit of $2,514,895. At that time we were illiquid and our ability to continue as a going concern in the absence of additional financing was in question.

The working capital deficit at December 31, 2005 included the loan of $1,500,000 from RMB payable on April 26, 2006. Under the original terms of the RMB credit facility of $6,000,000, two repayments of $750,000 were scheduled for July 31, 2005 and October 31, 2005 respectively. In view of our illiquid condition, on August 1, 2005 we entered into a Supplemental Agreement with RMB which deferred repayment of the $1,500,000 until October 31, 2005. On November 3, 2005 we issued RMB 576,241 common shares to extend the remaining loan payments until April 26, 2006. The working capital deficit at December 31, 2005 also included short-term advances received during 2005 from Romarco of $705,186.

Developments in February 2006 enabled us to repay the RMB and Romarco debt and allowed us to begin work on the feasibility study for Mesquite that we had deferred for the past two years.

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

Subsequent to March 31, 2006, 1,503,250 warrants to purchase shares of common stock have been exercised for proceeds of $1,503,250 which will be used to finance expansion plans at Mesquite once the feasibility study is completed.

Cash flows from operating activities in Q1/06 were negative $1,663,204 compared with negative $42,858 in Q1/05. The major elements in the Q1/06 deficit were our net loss of $3,818,268, offset in part by non-cash depreciation and accretion expense of $314,376 and a decrease in non-cash working capital items totaling $515,210. Cash in Q1/06 was also generated by the issuance of common stock, options and warrants for stock-based compensation, exploration assets and services in the amount of $1,409,425. In Q1/05, our net loss was $42,858, offset by non-cash depreciation and amortization of deferred loan financing costs of $347,199 and a decrease in non-cash working capital items of $190,420. Common stock, options and warrants issued for services in Q1/05 generated cash of $146,939. In view of the deteriorating liquidity situation that continued into the early weeks of Q1/06 from 2005, investing activities continued at a low level. We increased our construction-in-process during Q1/06 by $241,305 in connection with the “wobbler” spray system designed to enhance solution grades coming from the leach pads.

Net cash provided by financing activities in Q1/06 was $3,794,827, comprising the $6,000,000 proceeds of sale of 20,000,000 units in February 2006 less the repayment of $2,205,173 of principal on the RMB and Romarco loans. In Q1/05, net cash used was $750,000 in respect of payments of principal on the RMB loan.

The foregoing factors resulted in an increase in our cash position during Q1/06 of $1,890,305 and a decrease in our cash position during Q1/05 of $755,977.

Recent Accounting Pronouncements

In November 2004, FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS No. 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS No. 123(R), to allow companies to implement the standard at the beginning of their next fiscal year. Accordingly, we adopted the provisions of SFAS No.123 (R) on January 1, 2006. We have been guided by the provisions of SAB No.107 in relation to the valuation method and assumptions used in determining the valuation of share based payments and stock based compensation in compliance with the measurement objective of SFAS No.123 (R).

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company has adopted FIN 47 beginning the first quarter of fiscal year 2006 and does not have any conditional asset retirement obligations as defined under FIN 47.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of SFAS No. 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

Contractual Obligations

The following table presents the contractual obligations outstanding as at March 31, 2006.

	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Reclamation and remediation obligations	$6,196,569	$—	$5,989,069	$70,404	$137,096
Office lease	74,113	27,135	46,978	—	—
Total	$6,270,682	$27,135	$6,036,047	$70,404	$137,096

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

We expect to fund a significant portion of the capital expenditures associated with developing Mesquite from the proceeds received upon exercise of the warrants that are outstanding at March 31, 2006. In addition, we expect the continuing operations to generate sufficient cash flow to cover current production costs. If required, we plan on pursuing a debt facility to help finance our capital expenditures upon completion of the feasibility study.

 Safe Harbor Statement

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained above under “2006 Outlook” are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.

The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward looking statements.

•	the effect of political, economic and market conditions and geopolitical events;

•	the actions and initiatives of current and potential competitors;

•	investor sentiment; and

•	our reputation.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of the prospectus or supplements to this prospectus.

We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this prospectus or supplements to this prospectus. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements.

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and of our principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

During the period covered by this Report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. We may become involved from time to time in legal proceedings in the ordinary course of business. We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On January 2, 2006, we issued 37,500 shares of our common stock to Mountain Gold Exploration Inc. and 37,500 shares of common stock to IW Exploration Co. for work commitments required under the terms of a mineral lease. The shares were valued at $16,500.

On February 22, 2006, we issued 200,000 shares of our common stock to the shareholders of Nevada Colca Gold Inc. (“Nevada Colca”) pursuant to an Asset Purchase Agreement dated January 24, 2006. Pursuant to the Asset Purchase Agreement we acquired certain assets comprising office equipment, property files, an environmental bond and cash for consideration of $120,000. Lawrence O’Connor, who at the time was our Vice President - Operations, also served as President of Nevada Colca.

In February 2006 the Company announced the closing of the initial $3,700,000 of a non-brokered private placement financing of $6,000,000. On February 20, 2006, the Company announced the closing of the balance of $2,300,000 of the private placement. The private placement was in respect of 20,000,000 units at a purchase price of $0.30 per unit. Each unit comprises one share of common stock and one half common stock purchase warrant. Each full common stock purchase warrant has an exercise price of $0.45 and a term of two years. The consideration for the units has been allocated $200,000 as to common stock, $3,812,000 as to additional paid in capital, and $1,988,000 as to warrants. The proceeds from this private placement have been or will be used:

•	to repay in full our outstanding debt facility of $1,500,000 million plus accrued interest;

•	to pay Romarco $1,953,257 in full satisfaction of amounts owing upon termination of the merger agreement;

•	to finance the completion of the Mesquite feasibility study; and

•	for general corporate purposes

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6. Exhibits

3.01(1)	Articles of Incorporation, as amended, of Western Goldfields, Inc.

3.02(2)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)

3.03(3)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)

3.04(1)	Bylaws of Western Goldfields, Inc.

3.01*	Articles of Incorporation, as amended, of Western Goldfields, Inc.

3.02*	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)

3.03*	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)

3.04*	Bylaws of Western Goldfields, Inc.

(1)	Incorporated by reference from the Registration Statement on Form SB-2, as amended, of Western Goldfields, Inc., Registration No. 333-112036

(2)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004

(3)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2005

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2006

WESTERN GOLDFIELDS, INC.

	By:	/s/ Raymond Threlkeld
Raymond Threlkeld President and Chief Executive Officer

Exhibit Index

31.01*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith