Form 10QSB/A
period 2005-09-30
WESTERN GOLDFIELDS INC
filed 2006-08-14
CIK 1208038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

6520 E. Highway 78
Brawley, California 92227
(Address of principal executive offices)

(928) 341-0041
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

EXPLANATORY NOTE

Western Goldfields, Inc. (the "Company") is filing this Amendment on Form 10-QSB/A (the “Amendment”) to amend its quarterly report for the period ended September 30, 2005, as filed with the Securities and Exchange Commission (the “Commission”) on November 14, 2005 (the "Original Filing"). The purpose of this Amendment is to restate the Company’s financial statements to account for the conversion option of its Series A Preferred Stock as a “beneficial conversion feature” under EITF 98-5. Previously, the Company had not recognized any conversion benefit arising to holders of the Series A Preferred Stock when the Company granted an option to Romarco Minerals Inc. on August 25, 2005. The Company has since valued the conversion benefit arising to holders of the Series A Preferred Stock and warrants as $1,700,000 and has accounted for this as a deemed dividend as at the date of the trigger event, August 25, 2005. This resulted in the following changes for the nine months ended September 30, 2005: preferred stock deemed dividend increased $1,700,000, net loss to common shareholders increased by $1,700,000, basic and diluted net loss per share increased by $0.04, additional paid-in capital preferred increased by $1,700,000, and accumulated deficit increased by $1,700,000.

WESTERN GOLDFIELDS, INC.
Form 10-QSB

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Western Goldfields, Inc
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
	Restated (Note 7)
ASSETS
CURRENT ASSETS
Cash	$40,089	$1,534,778
Accounts receivable	24,518	12,956
Inventories	846,800	1,574,249
Prepaid expenses	227,844	404,100
Deposits	-	4,050
TOTAL CURRENT ASSETS	1,139,251	3,530,133

Property, plant, and equipment, net of
accumulated depreciation	5,120,774	5,863,944
Construction in progress	10,853	-
Investments - remediation and reclamation	6,210,780	6,089,572
Investments - other	-	21,400
Long-term deposits	316,772	309,674
Long-term prepaid expenses	1,199,116	1,312,853
Deferred loan fees and expenses, net of amortization	9,869	208,501

TOTAL ASSETS	$14,007,415	$17,336,077

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$796,195	$659,087
Accrued expenses	532,856	709,377
Accrued expenses - related party	24,325	38,043
Accrued interest	54,688	40,000
Loan payable, current portion	1,500,000	3,000,000
TOTAL CURRENT LIABILITIES	2,908,064	4,446,507

LONG-TERM LIABILITIES
Loan payable, net of current portion	-	-
Reclamation and remediation liabilities	6,358,994	6,358,994
TOTAL LONG-TERM LIABILITIES	6,358,994	6,358,994

PROVISION FOR FORWARD SALES DERIVATIVE MARKED -
TO-MARKET	233,320	678,867

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 25,000,000 shares authorized;
1,000,000 shares issued and outstanding	10,000	10,000
Common stock, $0.01 par value, 100,000,000 shares authorized;
38,891,809 and 38,721,810 shares issued
and outstanding, respectively	388,918	387,218
Additional paid-in capital	10,337,530	9,891,305
Additional paid-in capital preferred	2,175,000	475,000
Stock options and warrants	4,722,442	4,779,018
Accumulated deficit	(12,884,933)	(9,003,365)
Accumulated other comprehensive income (loss)	(241,920)	(687,467)
TOTAL STOCKHOLDERS' EQUITY	4,507,037	5,851,709

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,007,415	$17,336,077

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	Restated (Note 7)		Restated (Note 7)
REVENUES
Gross revenue	$2,153,160	$2,766,463	$7,851,647	$8,109,877
Royalties	(97,677)	(251,181)	(700,654)	(837,616)
Net revenue	2,055,483	2,515,282	7,150,993	7,272,261

COST OF GOODS SOLD
Mine operating costs	1,599,709	1,727,253	4,761,649	5,402,999
Mine site administration	376,097	505,496	1,079,553	1,455,396
Selling, transportation, and refining	8,423	11,646	28,712	76,987
Depreciation, depletion & amortization	290,931	554,070	954,678	1,042,449
Inventory adjustment	27,764	302,106	791,263	(354,457)
Total cost of goods sold	2,302,924	3,100,571	7,615,855	7,623,374

GROSS PROFIT (LOSS)	(247,441)	(585,289)	(464,862)	(351,113)

EXPENSES
General and administrative	444,892	625,435	1,371,881	1,712,443
Exploration - other	26,424	40,448	143,222	230,011
Total expenses	471,316	665,883	1,515,103	1,942,454

OPERATING LOSS	(718,757)	(1,251,172)	(1,979,965)	(2,293,567)

OTHER INCOME (EXPENSE)
Interest income	40,150	33,223	133,263	112,120
Interest expense	(82,814)	(72,991)	(177,107)	(259,696)
Gain on sale of assets	-	-	26,334	27,132
Financing expenses	(22,794)	-	(184,093)	(10,734)
Total other income (expense)	(65,458)	(39,768)	(201,603)	(131,178)

LOSS BEFORE INCOME TAXES	(784,215)	(1,290,940)	(2,181,568)	(2,424,745)

INCOME TAXES	-	-	-	-

NET LOSS	(784,215)	(1,290,940)	(2,181,568)	(2,424,745)

Preferred Stock Deemed Dividends	(1,700,000)	-	(1,700,000)	-
Net Loss to Common Stockholders	(2,484,215)	(1,290,940)	(3,881,568)	(2,424,745)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in market value of securities	-	(17,800)	-	(68,425)
Provision for forward sales derivative marked-to-market	60,934	(262,217)	445,547	349,591

Total other comprehensive income (loss)	60,934	(280,017)	445,547	281,166

NET COMPREHENSIVE LOSS	$(723,281)	$(1,570,957)	$(1,736,021)	$(2,143,579)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.03)	$(0.10)	$(0.06)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	38,891,809	38,277,699	38,836,700	38,236,003

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Stock Options		Other
	Number		Number		Paid-in	and	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Warrants	Deficit	Income (Loss )	Total

Balance, December 31, 2003	-	$-	38,149,078	$381,491	$10,057,384	$3,601,478	$(4,584,552)	$(792,163)	$8,663,638
Options issued for directors' services	-	-	-	-	-	451,095	-	-	451,095
Options issued for officers' services	-	-	-	-	-	579,998	-	-	579,998
Options issued for services by related party	-	-	-	-	-	22,500	-	-	22,500
Options issued for services by employees	-	-	-	-	-	84,628	-	-	84,628
Options issued for services by consultants	-	-	-	-	-	19,600	-	-	19,600
Common stock issued for services	-	-	109,000	1,090	86,110	-	-	-	87,200
Common stock issued for penalty	-	-	444,231	4,442	(4,442)	-	-	-	-
Return of capital for penalty	-	-	-	-	(257,152)	-	-	-	(257,152)
Extension of warrants due to expire	-	-	-	-	-	5,319	-	-	5,319
Common stock issued for exercise of warrants	-	-	20,000	200	9,400	(600)	-	-	9,000
Preferred stock and warrants issued for cash	1,000,000	10,000	-	-	475,000	15,000	-	-	500,000
Retire treasury stock	-	-	(500)	(5)	5	-	-	-	-
Net loss for the year ended December 31, 2004	-	-	-	-	-	-	(4,418,813)	-	(4,418,813)
Other comprehensive income	-	-	-	-	-	-	-	104,696	104,696
Balance, December 31, 2004	1,000,000	10,000	38,721,809	387,218	10,366,305	4,779,018	(9,003,365)	(687,467)	5,851,709
Options issued for directors' services (unaudited)	-	-	-	-	-	98,780	-	-	98,780
Options issued for officers' services (unaudited)	-	-	-	-	-	170,502	-	-	170,502
Options issued for services by employees (unaudited)	-	-	-	-	-	28,504	-	-	28,504
Options issued for services by consultants (unaudited)	-	-	-	-	-	2,075	-	-	2,075
Common stock issued for services (unaudited)	-	-	170,000	1,700	66,800	-	-	-	68,500
Expiration of warrants & options (unaudited)	-	-	-	-	13,125	(13,125)	-	-	-
Extension of warrants due to expire (unaudited)	-	-	-	-	-	5,333	-	-	5,333
Surrendered warrants - Newmont (unaudited)	-	-	-	-	366,300	(366,300)	-	-	-
Options issued for directors' services (unaudited)	-	-	-	-	-	20,164	-	-	20,164
Expiration of warrants & options (unaudited)	-	-	-	-	-	(2,922)	-	-	(2,922)
Options issued for services by consultants (unaudited)	-	-	-	-	-	413	-	-	413
Net loss for the nine months ended September 30, 2005 (unaudited)	-	-	-	-	-	-	(2,181,568)	-	(2,181,568)
Deemed and accrued dividend on preferred stock (Restated Note 7)	-	-	-	-	1,700,000	-	(1,700,000)	-	-
Other comprehensive income (unaudited)	-	-	-	-	-	-	-	445,547	445,547
Balance, September 30, 2005 (unaudited) (Restated Note 7)	1,000,000	$10,000	38,891,809	$388,918	$12,512,530	$4,722,442	$(12,884,933)	$(241,920)	$4,507,037

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

NOTE 7. CORRECTION OF ERROR

Subsequent to release of its audited financial statements for the year ended December 31, 2005, the Company has determined that the conversion option of its Series A Preferred stock constitutes a contingent "beneficial conversion feature" in terms of EITF 98-5. Previously, the Company had not recognized any conversion benefit arising to holders of the Series A Preferred stock when the Company granted an option to Romarco Minerals Inc. on August 25, 2005. The Company has valued the conversion benefit arising to holders of the Series A Preferred stock and warrants as $1,700,000 and has accounted for this as a deemed dividend as at the date of the trigger event, August 25, 2005. The Company has revised its financial statements for the three months and nine months ended September 30,2005 to reflect this error correction.

	September 30, 2005
	As Originally
	Reported	As Restated
Financial Position:
Additional paid-in capital preferred	$475,000	$2,175,000
Accumulated deficit	$(11,184,933)	$(12,884,933)

	Three months ended
	September 30, 2005
	As Originally
	Reported	As Restated
Statements of Operations and Comprehensive Loss
Preferred stock deemed dividend	$-	$(1,700,000)
Net loss to common shareholders	$(784,215)	$(2,484,215)
Basic and diluted net loss per share	$(0.02)	$(0.06)

	Nine months ended
	September 30, 2005
	As Originally
	Reported	As Restated
Statements of Operations and Comprehensive Loss
Preferred stock deemed dividend	$-	$(1,700,000)
Net loss to common shareholders	$(2,181,568)	$(3,881,568)
Basic and diluted net loss per share	$(0.04)	$(0.10)

NOTE 8 - SUBSEQUENT EVENTS

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

On September 30, 2005, the Company and Romarco Minerals, Inc. (“Romarco”) entered into an Agreement and Plan of Merger and Reorganization. The merger, which was approved by the boards of directors of Western Goldfields and Romarco, will combine the two companies to create an emerging gold producer with what we believe to be a strong pipeline of exploration projects.

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

We incurred exploration expenses of $26,424 during the three months ended September 30, 2005 compared with $40,448 in the three months ended September 30, 2004. General and administrative expenses decreased to $444,892 during the three months ended September 30, 2005, compared with $625,435 in the three months ended September 30, 2004 due to a decrease in staff and corporate overhead. We reported an operating loss of $718,757 during the three months ended September 30, 2005 compared to an operating loss of $1,251,172 in the three months ended September 30, 2004.

Other income/expense totaled $(65,458) during the three months ended September 30, 2005 compared with other income/expense of $(39,768) in the three months ended September 30, 2004. We reported a net loss of $784,215 for the three months ended September 30, 2005 compared with a net loss of $1,290,940 for the three months ended September 30, 2004.

Preferred stock deemed dividends of $1,700,000 arose from the granting on August 25, 2005 to Romarco of an option to purchase, under certain circumstances, 19.9% of the shares of the Company at a price of $0.16 per share. This resulted in a reduction in the conversion prices applicable to the Company’s Series A Preferred stock which constitutes a “beneficial conversion feature” in terms of EITF 98-5, which has been valued and accounted for as a deemed dividend.

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

Other income/expense totaled $(201,603) during the nine months ended September 30, 2005 compared with other income/expense of $(131,178) in the nine months ended September 30, 2004. We reported a net loss of $2,181,568 for the nine months ended September 30, 2005 compared with a net loss of $2,424,745 for the nine months ended September 30, 2004. We also reported a net loss to common stockholders of $3,881,568 for the nine months ended September 30, 2005 compared with a net loss to common stockholders of $2,424,745 for the nine months ended September 30, 2005.

Preferred stock deemed dividends of $1,700,000 arose from the granting on August 25, 2005 to Romarco of an option to purchase, under certain circumstances, 19.9% of the shares of the Company at a price of $0.16 per share. This resulted in a reduction in the conversion prices applicable to the Company’s Series A Preferred stock which constitutes a “beneficial conversion feature” in terms of EITF 98-5, which has been valued and accounted for as a deemed dividend.

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

As of September 30, 2005, the cash balance was $40,089. As of September 30, 2005, we had an accumulated deficit of $12,884,933. As of September 30, 2005, we had a working capital deficit of $1,768,813.

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

WESTERN GOLDFIELDS, INC.

Date: August 14, 2006	/s/ Raymond Threlkeld
Raymond Threlkeld President and Chief Executive Officer Principal Executive Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer of Periodic Report Pursuant to Section 906 of Sarbanes-Oxley Act of 2002