Form 10KSB/A
period 2005-12-31
WESTERN GOLDFIELDS INC
filed 2006-08-14
CIK 1208038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10 - KSB/A

Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 0-50894
WESTERN GOLDFIELDS, INC.
(Exact Name of Registrant as Specified in its Charter)

Idaho	38-3661016
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

6520 E. Highway 78
Brawley, California	92227
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (928) 341-0041

Securities Registered pursuant to Section 12 (g) of the Act:  Common Stock, Par Value $0.01
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $9,798,150

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of July 28, 2006 was $116,788,977. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates

As of August 11, 2006 there were 67,780,801 shares of common stock of the issuer issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format (check one): Yes☐ No ☒

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

Total gold production from mine inception in 1986 through December 31, 2005 has been approximately 3,000,000 ounces of gold. Production during the final five years of mining operations is set out in the following table:

Year	Ore mined (000 tons)	Gold production (000 ounces)
1997	16,463	228
1998	11,537	154
1999	14,087	165
2000	12,841	121
2001	4,226	93
Total	59,154	761

Since cessation of mining operations in 2001, production from the residual leach operations has been as follows:

Year	Ore mined (000 tons)	Gold production (000 ounces)
2002	—	57
2003	—	53
2004	—	27
2005	—	24
Total	—	161

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

Micon International has been contracted to complete the feasibility study. The feasibility study will also include design of new heap leach pads by Vector Engineering and new resource estimates by Independent Mining Consultants Inc. We intend to complete the feasibility study by the middle of the third quarter of 2006. In the event that the feasibility study is not positive, it could have a material adverse effect on us.

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

Employees

As of July 25, 2006, we had 39 employees, including our five executive officers. None of our employees are represented by a labor union. We plan on hiring additional personnel during the next twelve months in anticipation of resumption of mining operations. We consider our relationships with our employees to be good.

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

Objectives of the agreement

The general objective of the agreement is to enable us to freely and profitably develop and operate the Mine, and for LACSD to freely and profitably operate the landfill. This will be accomplished by:

•	cooperation and coordination between the parties;
•	avoidance and minimization of conflicts arising through the respective operations;
•	ensuring that one party’s operations do not result in greater costs for the other party;
•	joint utilization of certain properties, facilities and resources;
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

Title and liabilities - real property

Under the 1993 Agreement, LACSD has retained all Reclamation and Environmental Responsibilities (“R & E Responsibilities”) as of the closing date which were legally required to be completed and performed with respect to the Hospah owned property (as distinguished from overburden and ore material) and the SFPMC leased property prior to that date.

Title and liabilities - overburden

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

Title and liabilities - ore, spent ore and associated materials (“Ore Material”)

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

ITEM 2. DESCRIPTION OF PROPERTIES

Until June 2006 our corporate headquarters were located in Reno, Nevada and consisted of 2,990 square feet of office space. We had a three-year lease. The rent for the initial term was $2,215 per month.

Since June 2006 our corporate headquarters have been located in Brawley, California at the Mesquite Mine. As of December 31, 2005, we owned or retained interests in properties comprising the Mesquite Mine referred to in Item 1 under the caption “Mesquite Mine - description of the property and mineral rights.” This is our primary asset.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol “WGDF.OB” on the Over-the-Counter Bulletin Board. The following table sets forth the high and low bid information for our common stock for the periods indicated, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Quarter Ended	High Bid Quotation	Low Bid Quotation
2006:
Third quarter (through July 28, 2006)	$2.70	$2.23
Second quarter	$3.08	$0.83
First quarter	$0.92	$0.16
2005:
Fourth quarter	$0.29	$0.16
Third quarter	$0.29	$0.16
Second quarter	$0.46	$0.27
First quarter	$0.46	$0.33
2004:
Fourth quarter	$0.60	$0.36
Third quarter	$0.90	$0.53
Second quarter	$0.86	$0.58
First quarter	$1.62	$0.71

Holders

As of July 28, 2006, there were approximately 892 shareholders on record of our common stock, however we believe that there are additional beneficial owners of our common stock who own our stock in “street name.”

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

Equity compensation plan information

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (1)	6,672,900	$0.69	—
Total	6,672,900	$0.69	—

(1) Consists of individual compensation arrangements and includes both vested and unvested stock options.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in dollars, except per share amounts)

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

We have no deferred development costs and no proven and probable reserves and therefore no amortization is computed on units-of-production basis

The expected useful lives used in depreciation and amortization calculations are based on applicable facts and circumstances, as described above. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for purposes of depreciation and amortization.

Carrying Value of Long-Lived Assets

We review and evaluate the carrying value of our long-lived assets for impairment when events or changes in circumstances indicate the carrying values may not be recoverable. We have no deferred development costs only costs associated with the fair values of the plant and equipment acquired upon completion of the Mesquite acquisition. Annually, we review the present value of future cash flows or the used equipment market to determine if the amounts carried under plant and equipment are recoverable.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges.

Metal on Leach Pad Inventory

The Company carries no value in its financial statements for metal on the leach pads as the initial value assigned to mineral properties for this asset was included in exploration expense in 2003.

When the Company acquired Mesquite on November 7, 2003, management determined that, in the absence of a reserve study, there was no assurance that a commercially viable mineral deposit existed on any of the properties. It was concluded that the recoverability of capitalized mining exploration costs was likely to be unsupportable under SFAS 144.  Accordingly, the value that was allocated to mineral properties under the purchase accounting equation at that time was expensed as exploration expense.

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

Preferred stock dividends and deemed dividends of $1,734,375 includes a deemed dividend of $1,700,000 arising from the granting on August 25, 2005 to Romarco of an option to purchase, under certain circumstances, 19.9% of the shares of the Company at a price of $0.16 per share. This resulted in a reduction in the conversion price applicable to the Company’s Series A Preferred stock which constitutes a “beneficial conversion feature” in terms of EITF 98-5, which has been valued and accounted for as a deemed dividend.

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

Our net comprehensive loss in 2005 was $2,652,782 compared with $4,314,117 in 2004.

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

Cash flows from operating activities in 2005 were negative $725,092 compared with positive $57,226 in 2004. The major elements in the 2005 deficit were our net loss of $3,340,249, offset in part by non-cash depreciation, accretion and amortization of deferred loan financing costs of $1,611,950 and a decrease in non-cash working capital items totaling $1,024,572. In 2004, our net loss was $4,418,813, offset by non-cash depreciation, accretion and amortization of deferred loan financing costs of $1,751,051 and a decrease in non-cash working capital items of $1,581,625. In 2005 and 2004 we issued common stock, options and warrants in exchange for services rendered in the amount of $684,777 and $1,245,021 respectively.

In view of the deteriorating liquidity situation, investing activities were minimal in both 2005 and 2004.

Net cash used for financing activities in 2005 was $794,814, comprising the repayment of $1,500,000 of principal on the RMB loan and the receipt of $705,186 in loan advances from Romarco. In 2004, net cash generated by financing activities was $1,149,077. This included the repayment of $3,000,000 of principal on the RMB loan and the payment of a cash penalty of $257,152 resulting from a delay in registration of the shares of common stock and shares issuable on exercise of warrants covered by way of private placement in November-December 2003. Also included in this total were cash receipts of $9,000 in respect of the issuance of common stock, and $3,897,229 which was recorded as restricted cash at December 31, 2003, and $500,000 in respect of the issuance of preferred stock.

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

Contractual Obligations

The following table presents the contractual obligations outstanding as at December 31, 2005.

	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Loan payable - current portion	$1,500,000	$1,500,000	$—	$—	$—
Loan payable - Romarco	705,186	705,186	—	—	—
Reclamation and remediation obligations	6,196,569	—	5,989,069	70,404	137,096
Office lease	80,758	26,802	53,956	—	—
Total	$8,482,513	$2,231,988	$6,043,015	$70,404	$137,096

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Goldfields, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 in conformity with United States generally accepted accounting principles.

As discussed in Note 17, the consolidated financial statements for the years ended December 31, 2005 and 2004 have been restated to correct errors associated with the accounting for the conversion option of the Company’s Series A Preferred Stock and for a reclassification in the cash flow statement.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
February 16, 2006, except for Note 17 for which the date is August 1, 2006

Western Goldfields, Inc
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2004
	Restated (Note 17)
ASSETS
CURRENT ASSETS
Cash	$52,387	$1,534,778
Accounts receivable	10,179	12,956
Inventories (Note 4)	905,347	1,574,249
Prepaid expenses	308,363	404,100
Deposits	—	4,050
TOTAL CURRENT ASSETS	1,276,276	3,530,133

Property, plant, and equipment, net of accumulated depreciation (Note 5)	4,860,434	5,863,944
Construction in progress	10,853	—
Investments - remediation and reclamation (Note 6)	6,248,220	6,089,572
Investments - other (Note 7)	—	21,400
Long-term deposits	319,286	309,674
Long-term prepaid expenses (Note 9)	1,161,204	1,312,853
Deferred loan fees and expenses, net of amortization	—	208,501
TOTAL OTHER ASSETS	12,599,997	13,805,944

TOTAL ASSETS	$13,876,273	$17,336,077

LIABILITIES & STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$807,009	$659,087
Accrued expenses	650,071	709,377
Dividends payable on preferred stock	34,375	—
Accrued expenses - related party	45,834	38,043
Loan payable - Romarco (Note 10)	705,186	—
Accrued interest	48,696	40,000
Loan payable (Note 10)	1,500,000	3,000,000
TOTAL CURENTLIABILITIES	3,791,171	4,446,507
LONG-TERM LIABILITIES
Reclamation and remediation liabilities (Note 11)	6,196,570	6,358,994

TOTAL LIABILTIES	9,987,741	10,805,501
PROVISION FOR FORWARD SALES DERIVATIVE MARKED - TO-MARKET	—	678,867

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 25,000,000 shares authorized; 1,000,000 shares issued and outstanding (Note 12)	10,000	10,000
Common stock, $0.01 par value, 100,000,000 shares authorized; 39,468,051 and 38,721,810 shares issued (Note 13) and outstanding, respectively	394,681	387,218
Additional paid-in capital	10,444,652	9,891,305
Additional paid-in capital preferred	2,175,000	475,000
Stock options and warrants (Note 14)	4,942,188	4,779,018
Accumulated deficit	(14,077,989)	(9,003,365)
Accumulated other comprehensive income (loss)	—	(687,467)
TOTAL STOCKHOLDERS’ EQUITY	3,888,532	5,851,709

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,876,273	$17,336,077

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	Year Ended December 31,
	2005	2004
	Restated (Note 17)
REVENUES
Gross revenue	$9,798,150	$10,867,235
Royalties	(774,065)	(1,071,802)
Net revenue	9,024,085	9,795,433
COST OF GOODS SOLD
Mine operating costs	6,550,537	7,036,396
Mine site administration	1,390,789	1,836,747
Selling, transportation, and refining	36,158	87,471
Accretion expense	381,540	360,000
Reclamation cost recovery	(543,964)	—
Depreciation and amortization	1,217,558	1,413,646
Inventory adjustment	806,631	158,908
Total cost of goods sold	9,839,249	10,893,168
GROSS LOSS	(815,164)	(1,097,735)

EXPENSES
General and administrative	1,915,158	2,239,015
Depreciation & amortization	12,852	—
Exploration - Mesquite	—	508,335
Exploration - other	207,903	295,245
Total expenses	2,135,913	3,042,595

OPERATING LOSS	(2,951,077)	(4,140,330)

OTHER INCOME (EXPENSE)
Interest income	173,479	114,832
Interest expense	(348,959)	(327,370)
Gain on sale of assets	42,734	27,133
Financing expenses	(256,426)	(93,078)
Total other (expense)	(389,172)	(278,483)

LOSS BEFORE INCOME TAXES	(3,340,249)	(4,418,813)

INCOME TAXES	—	—

NET LOSS	(3,340,249)	(4,418,813)

PREFERRED STOCK DIVIDENDS AND DEEMED DIVIDENDS	(1,734,375)	—

NET LOSS TO COMMON STOCKHOLDERS	(5,074,624)	(4,418,813)

OTHER COMPREHENSIVE INCOME
Change in market value of securities	8,600	(72,225)
Provision for forward sales derivative marked-to-market	678,867	176,921

Total other comprehensive income	687,467	104,696

NET COMPREHENSIVE LOSS	$(2,652,782)	$(4,314,117)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.13)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	38,942,158	38,236,003

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Stock Options		Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	and Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Total
Balance, December 31, 2003	—	$—	38,149,078	$381,491	$10,057,384	$3,601,478	$(4,584,552)	$(792,163)	$8,663,638
Options issued for directors’ services	—	—	—	—	—	451,095	—	—	451,095
Options issued for officers’ services	—	—	—	—	—	579,998	—	—	579,998
Options issued for services by related party	—	—	—	—	—	22,500	—	—	22,500
Options issued for services by employees	—	—	—	—	—	84,628	—	—	84,628
Options issued for services by consultants	—	—	—	—	—	19,600	—	—	19,600
Common stock issued for services	—	—	109,000	1,090	86,110	—	—	—	87,200
Common stock issued for penalty	—	—	444,232	4,442	(4,442)	—	—	—	—
Return of capital for penalty	—	—	—	—	(257,152)	—	—	—	(257,152)
Extension of warrants due to expire	—	—	—	—	—	5,319	—	—	5,319
Common stock issued for exercise of warrants	—	—	20,000	200	9,400	(600)	—	—	9,000
Preferred stock and warrants issued for cash	1,000,000	10,000	—	—	475,000	15,000	—	—	500,000
Retire treasury stock	—	—	(500)	(5)	5	—	—	—	—
Net loss for the year ended December 31, 2004	—	—	—	—	—	—	(4,418,813)	—	(4,418,813)
Other comprehensive income	—	—	—	—	—	—	—	104,696	104,696
Balance, December 31, 2004	1,000,000	10,000	38,721,810	387,218	10,366,305	4,779,018	(9,003,365)	(687,467)	5,851,709
Options issued for directors’ services	—	—	—	—	—	173,658	—	—	173,658
Options issued for officers’ services	—	—	—	—	—	281,920	—	—	281,920
Options issued for services by employees	—	—	—	—	—	58,953	—	—	58,953
Options issued for services by consultants	—	—	—	—	—	3,784	—	—	3,784
Common stock issued for services	—	—	746,241	7,463	158,998	—	—	—	166,461
Expiration of warrants & options	—	—	—	—	28,049	(28,049)	—	—	—
Extension of warrants due to expire	—	—	—	—	—	39,204	—	—	39,204
Surrendered warrants - Newmont	—	—	—	—	366,300	(366,300)	—	—	—
Net loss for the year ended December 31, 2005	—	—	—	—	—	—	(3,340,249)	—	(3,340,249)
Deemed and accrued dividends on preferred stock (Restated-Note 17)	—	—	—	—	1,700,000	—	(1,734,375)	—	(34,375)
Other comprehensive income	—	—	—	—	—	—	—	687,467	687,467
Balance, December 31, 2005 (Restated-Note 17)	1,000,000	$10,000	39,468,051	$394,681	$12,619,652	$4,942,188	$(14,077,989)	$—	$3,888,532

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004
	Restated (Note 17)	Restated (Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,340,249)	$(4,418,813)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation and amortization	1,021,909	770,511
Amortization of loan fees	208,501	620,540
Accretion expense	381,540	360,000
Reclamation cost recovery	(543,964)	—
(Gain) on sale of assets and investments	(42,734)	(16,399)
Interest accrued on investments - reclamation and remediation	(158,648)	(90,578)
Common stock, options and warrants issued for services / exploration	684,777	1,245,021
Cost of extending expiry date of warrants	39,204	5,319
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	2,777	4,094
Inventories	668,902	283,044
Prepaid expenses	247,386	300,408
Deposits	4,050	580,950
Long term deposits	(9,612)	(9,674)
Increase (decrease) in:
Accounts payable	147,922	(18,498)
Accrued expenses	(53,339)	451,678
Accrued expenses - related parties	7,791	15,543
Accrued interest expense	8,695	(25,920)
Net cash provided (used) by operating activities	(725,092)	57,226

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property & equipment, including Construction in Progress	(10,853)	(470,643)
Principal payments received on loan receivable	—	40,000
Proceeds from sale of investments	47,734	1,503,594
Purchase of investments - remediation and reclamation	—	(1,509,443)
Purchase of assets	(24,366)	(15,764)
Proceeds from sale of assets	25,000	407,231
Net cash provided (used) by investing activities	37,515	(45,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - Romarco	705,186	—
Cash paid for 2% penalty	—	(257,152)
Payments on loans	(1,500,000)	(3,000,000)
Common stock issued for cash	—	9,000
Restricted cash from 2003 common stock issuance	—	3,897,229
Preferred stock and warrants issued for cash	—	500,000
Net cash (used) by financing activities	(794,814)	1,149,077

Change in cash	(1,482,391)	1,161,278

Cash, beginning of period	1,534,778	373,500

Cash, end of period	$52,387	$1,534,778

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$162,419	$359,225
Income taxes paid	$—	$—

NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Stock and warrants issued for services	$166,461	$7,200
Stock options issued for services	$518,316	$1,157,821
Exploration fees paid by issuance of stock	$—	$80,000
Stock issued for 2% penalty	$—	$4,464
Preferred stock dividends	$34,375	$—
Preferred stock deemed dividend	$1,700,000	$—

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

Restricted Cash

In November and December 2003, the Company issued 12,500,000 units by way of private placement for net proceeds of $9,148,980. Since certain conditions imposed on the Company by the subscription agreement had not been satisfied at December 31, 2003, the Agent withheld $3,897,229 from the Company. These funds were released to the Company in January, February and June of 2004. In order to fairly present the fact that the private placement financing had been completed in 2003 but that part of the proceeds was not yet immediately available, the amount withheld was recorded as a cash flow item in 2003 and classified as restricted cash at December 31, 2003. On release of the funds in 2004, this amount has been reclassified in financing activities as a release of restricted cash from the 2003 common stock issuance.

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

Compensated Absences

Employees of the Company are entitled to paid vacation depending on length of service. As of December 31, 2005, a liability of $52,727 for accrued vacation has been recorded for all locations (December 31, 2004 - $31,034).

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

At December 31, 2005, the Company had net deferred tax assets (calculated at an expected rate of 39% and 34% for a portion 2004) of approximately $3,336,348 principally arising from net operating loss carry forwards for income tax purposes. The net deferred taxes are calculated based upon both federal and state expected tax rates. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2005, and 2004. The significant components of the deferred tax asset at December 31, 2005 and 2004 are as follows:

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

	December 31, 2005	December 31, 2004
Net operating loss carryforward	$8,662,285	$5,347,000

Deferred tax asset	$3,336,348	$2,043,294
Deferred tax asset valuation allowance	(3,336,348)	(2,043,294)
Net tax assets	$—	$—

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

Metal on Leach Pad and in Metal-in-process Inventory

Pursuant to an Asset Purchase Agreement dated November 7, 2003, Western Mesquite Mines Inc., a newly formed, wholly-owned subsidiary of the Company, acquired certain properties, equipment, permits and contracts from Newmont Mining Corporation and its wholly-owned subsidiary, Hospah Coal Company, (collectively, “Newmont”). The operating assets included the ore already placed on the leach facility, which included all mineralized material and contained precious metals that had been mined and placed on one of the three leach pad areas at the Mesquite site prior to November 7, 2003.

The purchase price for the Mesquite Mine assets was determined to be $9,133,370. The transaction was accounted for under the purchase method of accounting, with $6,471,000 of the purchase price being allocated to property, plant and equipment, based on the fair market value as determined by the mine operations contractor, with the balance of $2,662,370 being allocated to mineral properties. Since management had determined that there was no assurance that a commercially viable mineral deposit existed on any of the properties, it was concluded that the recoverability of capitalized mining exploration costs was likely to be unsupportable under SFAS 144. Accordingly, the allocation of value to mineral properties was expensed as exploration expense in 2003.

At November 7, 2003, management estimated that there were 50,800 ounces of recoverable gold contained in the mineralized ores placed on the leach pads. Since no reserve study was available at the time to support management’s estimate, no value was attributed to metal on leach pads and metal-in-process inventory. The Company continues to place no value on metal on leach pads.

During the years ended December 31, 2005 and December 31, 2004, the Company produced 21,776 and 27,398 ounces respectively from the leach pads into metal-in-process inventory. Sales from metals-in-process inventory during the years ended December 31, 2005 and December 31, 2004, were 23,818 and 27,357 ounces respectively. Prior to November, 2003, the Company had no production activities.

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

Gross revenue for the years ended December 30, 2005 and 2004 include sales to the following major customers”

	Gross Revenues December 31,
	2005	2004
Customer A	$3,911,655	$8,303,971
Customer B	501,350	2,563,264
Customer C	1,510,030	—
Customer D	3,875,114	—
	$9,798,149	$10,867,235

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

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:
December 31, 2005
Risk-free interest rate	4.00%
Expected stock price volatility	70.00%
Expected dividend yield	—

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

	Amount	Value per share	Value
Reclamation Obligation Assumed	—	—	$5,998,994

Western Goldfields Common Stock	3,454,468	$0.52	1,789,891
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common 450 days from issuance and for five years thereafter (1)	2,494,810	0.18	449,066
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common 815 days from issuance and for five years thereafter (1)	5,596,370	0.16	895,419
Total Consideration			$9,133,370

Allocation to Fixed Assets:
Property, plant and equipment, including buildings	$6,471,000
Mineral properties	2,662,370
$9,133,370

(1)	See Note 12

The fair market value of the acquired property, plant and equipment was determined by review by the mine operations contractor. (See Note 15) The remaining value was allocated to mineral properties, and expensed in December 2003, as a part of $2,791,603 in exploration expense.

4. INVENTORIES

Inventories consist of the following as at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Bullion	$—	$—
Metal-in-process	669,426	1,476,058
Supplies	235,921	98,191
Inventories	$905,347	$1,574,249

Metal-in-process inventory contained approximately 1,406 and 4,004 ounces of gold as of December 31, 2005 and 2004, respectively.

	December 31, 2005	December 31, 2004
Beginning Metal-in Process Inventory	$1,476,058	$1,634,966
Operating Costs for the Period	7,977,474	8,960,614
Depreciation, Depletion & Amortization for the Period	1,217,564	1,413,646
Less Cost of Metal Sales	(10,001,670)	(10,533,168)
Inventories	$669,426	$1,476,058

5. PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Buildings	$3,550,000	$3,041,666
Equipment	3,480,495	3,973,657
	7,030,495	7,015,323
Less accumulated depreciation	(2,170,061)	(1,151,379)
Net Property and Equipment	$4,860,434	$5,863,944

Depreciation expense for the years ended December 31, 2005 and 2004 was $1,018,682 and $770,512, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts or by comparing the carrying value to the estimated values from used equipment brokers for plant and equipment. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

The reimbursement account has a balance of $6,248,220 and $6,089,572 as of December 31, 2005 and 2004.

The following bonds are covered by this insurance arrangement:

Bond Number	Inception Date	Contract Amount	Obligee(s)
ESD 7315360	11/7/2003	$1,179,465	Imperial County, CA
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315361	11/7/2003	$1,190,614	Imperial County, CA
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315362	11/7/2003	$61,783	Imperial County, CA
			California Department of Conservation
			U.S. Bureau of Land Management
ESD 7315363	11/7/2003	$550,000	California Water Quality Control Board
ESD 7315358	11/7/2003	$3,984,199	U.S. Bureau of Land Management
ESD 7315359	11/7/2003	$50,000	CA State Lands Commission

7. INVESTMENTS

The Company’s investments are summarized as follows:

Fair value of common stock holdings:	December 31, 2005	December 31, 2004
Cadence Resources Corporation	$—	$21,400
Lucky Joe Mining Company	—	—
Trend Mining Company	—	—
Total fair value	—	21,400
Cost	—	30,000
Gross unrealized holding gains/(losses)	$—	$(8,600)

In February 2005, the Company sold all its interest in Cadence Resources Corporation for $47,734 recognizing a gain of $26,334.

8. LOANS RECEIVABLE

There were no loans receivable outstanding as of December 31, 2005.

9. LONG-TERM PREPAID EXPENSES

The Company has entered into insurance contracts to insure the environmental and pollution risk up to $14,000,000 at its Mesquite Mine project. The policy covers reclamation risk, above the amount covered by the investment - remediation and reclamation account, up to $14,000,000 associated with the Mesquite Mine project. The policies cover risk for up to eleven years. Their costs are being amortized against earnings monthly and are summarized below.

	December 31, 2005	December 31, 2004
Original Policy Premiums	$1,642,621	$1,642,621
Amortization to date	(329,768)	(178,119)
Unamortized Premium Cost	1,312,853	1,464,502
Current Portion	(151,649)	(151,649)
Long-Term Prepaid Expenses	$1,161,204	$1,312,853

10. LOAN PAYABLE

Romarco Minerals Inc.

         On September 30, 2005, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Romarco Minerals Inc. (“Romarco”), pursuant to which, if completed, the Company would have been merged with Romarco. Pending completion of the Merger Agreement the Company obtained financing from Romarco in the form of promissory notes, convertible into common stock at market closing prices ranging from $0.26 to $0.17. The notes were payable on demand and bore interest at a rate of 12% per annum. As at December 31, 2005 the liability to Romarco in respect of principal and interest was $705,186. On February 13, 2006, the Company announced that it and Romarco had terminated the Merger Agreement and had entered into a Termination Agreement under which, amongst other things, the Company repaid all outstanding promissory notes payable to Romarco, totalling $728,257 including principal and interest.

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

The Company’s summary information for the valuation of derivatives, which includes management’s estimate of the Company’s discounted financing rate and the gold forward rate, as of December 31, 2005 and December 31, 2004, is as follows:

	December 31, 2005	December 31, 2004
London Afternoon Gold Fix	$513.00	$438.00
Undelivered ounces of gold sold forward	—	12,594
Loss (Gain) recognized as other Comprehensive Income	$(678,867)	$(176,921)
Value of provision for forward sales derivative-Marked-to-market	$—	$678,867

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

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the years ending December 31, 2005 and 2004:

	December 31, 2005	December 31, 2004
Opening Balance	$6,358,994	$5,998,994
Accretion	381,540	360,000
Reduction in the present value of obligations	(543,964)	—
Ending Balance	$6,196,570	$6,358,994

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

On December 31, 2004, the Company entered into a subscription agreement with RAB Special Situations ("RAB") pursuant to which the Company issued and sold to RAB 1,000,000 shares of its Series "A-1" Convertible Preferred Stock (the "Series A Preferred Stock" or the "Preferreds") and warrants to purchase up to 500,000 shares of Series A Preferred Stock for an aggregate purchase price of $500,000. The Series A Preferred Stock is convertible at any time at the option of the holder. The warrants are exercisable up to December 31, 2006 at the option of the holder. The holders of the Preferreds are entitled to receive dividends at a rate of 7.5% of the conversion price (as defined) per annum. The Company has accrued such dividends in the amount of $34,375 as at December 31, 2005.

The number of shares of Series A Preferred and the purchase price per share are subject to adjustment pursuant to anti-dilution provisions, including upon the deemed issuance of additional shares of common stock. On August 25, 2005, the Company entered into a stock option agreement with Romarco Minerals, Inc. ("Romarco") pursuant to which the Company granted to Romarco an irrevocable option to purchase, under certain circumstances, up to such number of shares of the Company's common stock as equals 19.9% of the issued and outstanding shares of the Company's common stock at the first time of exercise of the stock option at a purchase price equal to $0.16 per share. This transaction constituted a deemed issuance of additional shares of common stock. Accordingly the 1,000,000 shares of Series A Preferred, originally exercisable into common stock at $0.50 per share, became exercisable into 3,125,000 shares of common stock at $0. 16, and the 500,000 warrants, originally exercisable into common stock at $0.60 per share, became exercisable into 1,562,500 shares at $0.192.

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

The following is a summary of stock options:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance January 1, 2004	358,334	$0.49
Granted	4,664,750	0.80
Cancelled / Expired	—	—
Outstanding at December 31, 2004	5,023,084	$0.78
Exercisable at December 31, 2004	3,183,084	$0.76

Weighted average fair value of options as of December 31, 2004			$0.29

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance January 1, 2005	5,023,084	$0.76
Granted	1,823,500	0.41
Cancelled / Expired	(173,684)	—
Outstanding at December 31, 2005	6,672,900	$0.69
Exercisable at December 31, 2005	6,385,984	$0.69

Weighted average fair value of options as of December 31, 2005			$0.26

The above stock options have been issued under an equity compensation plan approved by the directors but not by the shareholders.

Warrants outstanding to acquire common shares of the Company at December 31, 2005 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date
1,341,669	$0.60	January 15, 2006 - October 31, 2006
225,000	0.60	5 years after the 1st anniversary of the effective date of the registration agreement in respect of the warrants and shares of warrant stock (1)
780,000	1.00	November 3, 2007 (1)(2)
6,056,180	1.00	5 years after the 2nd anniversary of the effective date of the registration agreement in respect of the warrants and shares of warrant stock (1) (3)
12,500,000	1.00	November 3, 2006 - March 15, 2007 (4)
1,250,000	1.00	November 3, 2006 - March 15, 2007 (4) (5)
150,000	1.00	December 18, 2006 (1)
22,302,849

(1)	As at March 15, 2006, the warrants and shares of warrant stock had not become effective by way of a registration statement.
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

17. CORRECTION OF ERROR

        Subsequent to release of its audited financial statements for the year ended December 31, 2005, the Company has determined that the conversion option of its Series A Preferred Stock (see Note 12) constitutes a contingent “beneficial conversion feature” in terms of EITF 98-5. Previously, the Company had not recognized any conversion benefit arising to holders of the Series A Preferred Stock when the Company granted an option to Romarco Minerals Inc. on August 25, 2005. The Company has valued the conversion benefit arising to holders of the Series A Preferred Stock and warrants as $1,700,000 and has accounted for this as a deemed dividend as at the date of the trigger event, August 25, 2005. The Company has revised its financial statements for the year ended December 31, 2005 to reflect this error correction.

	December 31, 2005
	As Originally Reported	As Restated
Financial Position:
Additional paid-in capital preferred	$475,000	$2,175,000
Accumulated deficit	$(12,377,989)	$(14,077,989)
Statements of Operations and Comprehensive Loss
Preferred stock deemed dividend	$-	$1,700,000
Net loss to common shareholders	$(3,374,624)	$(5,074,624)
Basic and diluted net loss per share	$(0.10)	$(0.13)

Additionally, the Company reclassified a change in restricted cash of $3,897,229 from operating to financing activities.

18. SUBSEQUENT EVENTS

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

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each of our executive officers and directors as of July 25, 2006;

Name	Age	Position(s) with the Company
Randall Oliphant	46	Chairman of the Board
Ray Threlkeld	59	President and Chief Executive Officer
Brian Penny	43	Chief Financial Officer
Paul Semple	45	Vice President of Projects
Wesley Hanson	45	Vice President of Mine Development
Graham Desson	58	Controller and Secretary
Vahan Kololian	52	Director
Martyn Konig	48	Director
Gerald Ruth	47	Director

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

Brian Penny, age 43, has over 20 years of experience in mine finance and accounting.  Since January 2005 Mr. Penny has been the Chief Financial Officer of Silver Bear Resources Inc., a private mineral resource company. Since 2004 Mr. Penny has been and Director of, and chairs, the Audit Committees of Equinox Minerals Limited and Baffinland Iron Mines Corporation and since 2005 has been and Director of, and chairs, the Audit Committee of Alamos Gold Inc. While serving as Chief Financial Officer (1993 - 2004) with Kinross Gold Corporation, Mr. Penny was responsible for all finance, banking, hedging and financial reporting activities including the financial due diligence surrounding a U.S. $1.3 billion merger with TVX Gold Inc. and Echo Bay Mines Ltd. Mr. Penny is a Certified Management Accountant.

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

Wes C. Hanson, age 45, has over 24 years of mining experience including exploration, mine geology, mine engineering, mine operations, consulting geology and corporate management. Mr. Hanson joined Western Goldfields in July 2006. From 2002 through 2006, Mr. Hanson held various supervisory positions with Kinross Gold Corporation, the most recent being Vice President of Technical Services where he supervised resource and reserve disclosure and managed the company's technical staff supporting Kinross' mining operations and corporate development activities. Mr. Hanson is a Professional Geologist.

Graham Desson, age 58, has served as Controller of Silver Bear Resources Inc., a private Canadian company engaged in mining exploration in the Russian Federation since May 2005. From 2004 to May 2005, Mr. Desson was an independent consultant. From 2001 to 2004 Mr. Desson was engaged as a financial consultant and then served as Director - Treasury of Biovail Corporation, a public pharmaceutical company. Mr. Desson is a Chartered Accountant.

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

Our Board of Directors does not currently provide a process for security holders to send communications to the Board of Directors as we believe that until this point it has been premature given the limited liquidity of our common stock to develop such process

ITEM 10.EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities to us for the fiscal years ended December 31, 2005, 2004 and 2003 paid to our Chief Executive Officer and executive officers who served during the last completed fiscal year.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
	Annual Compensation				Awards
Name and Principal Position	Year	Salary ($)		Bonus	Securities Underlying Options/ SAR’s	All Other Compensation

Douglas Newby(1)	2005	—		—	150,000	$104,750
	2004	—		—	450,000	$81,290
	2003	—		—	—	—

Becky Corigliano(2)	2005	$84,060		—	450,000	—
	2004	—		—	—	—
	2003	—		—	—	—

Lawrence O’Connor	2005	$107,995		—	200,000	—
Vice President Operations	2004	$98,535		—	575,000	—

Thomas Mancuso(3)	2005	$123,460		—	200,000	—
	2004	$116,300		—	400,000	—
	2003	$68,000		—	—	$6,000	(4)

Thomas Callicrate(5)	2005	$100,250		—	200,000	—
	2004	$93,300		—	400,000	—
	2003	$58,200	(6)	—	—	$16,750	(7)

(1)	Mr. Newby resigned as Chairman of the Board, President and Chief Executive Officer effective February 13, 2006 and as a Director effective March 29, 2006.

(2)	Ms. Corigliano resigned as Chief Financial Officer, Secretary and Treasurer effective February 13, 2006.

(3)	Mr. Mancuso resigned as a Director and President effective October 25, 2005.

(4)	Consists of 20,000 units, comprised of one share of Common Stock and one warrant to purchase one share of Common Stock at $0.45 per share, valued at $.30 per share at the time of issuance.

(5)	Mr. Callicrate resigned as a Director and Vice President of Exploration effective October 25, 2005.

(6)
Consists of consulting fees paid to Mountain Gold Exploration, Inc., of which Mr. Callicrate is the President, Secretary and Director, and salary paid directly to Mr. Callicrate. Mr. Callicrate was a Director from August 2002 to October 2005 and Vice President of Exploration from November 2003 to October 2005.

(7)	Consists of 55,832 units, comprised of one share of Common Stock and one warrant to purchase one share of Common Stock. The units were issued to Mountain Gold Exploration, Inc. of which Mr. Callicrate is the President, Secretary and Director.

OPTION GRANTS IN LAST FISCAL YEAR (January 1, 2005 - December 31, 2005)

NAME	Number Of Securities Underlying Options Granted	% Of Total Options Granted To Employees In The Fiscal Year	Exercise Price	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation For Option Term
					5%	10%
Douglas Newby	75,000	4.5%	$0.40	2010/04/15	$0.51	$0.60
	75,000	4.5%	$0.40	2011/04/15	$0.53	$0.64
Becky Corigliano	50,000	3.0%	$0.50	2008/03/07	$0.67	$0.82
	100,000	6.0%	$0.50	2008/09/07	$0.67	$0.82
	100,000	6.0%	$0.50	2009/03/07	$0.67	$0.82
	100,000	6.0%	$0.40	2010/04/15	$0.51	$0.60
	100,000	6.0%	$0.40	2011/04/15	$0.53	$0.64
Thomas Mancuso	100,000	6.0%	$0.40	2010/04/15	$0.51	$0.60
	100,000	6.0%	$0.40	2011/04/15	$0.53	$0.64
Thomas Callicrate	100,000	6.0%	$0.40	2010/04/15	$0.51	$0.60
	100,000	6.0%	$0.40	2011/04/15	$0.53	$0.64
Lawrence O’Connor	100,000	6.0%	$0.40	2010/04/15	$0.51	$0.60
	100,000	6.0%	$0.40	2011/04/15	$0.53	$0.64

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES TABLE

The following table contains information concerning the number of shares acquired and value realized from the exercise of options by the named executive officers during fiscal 2005 and the number of unexercised options held by the named executive officers at December 31, 2005.

	NUMBER OF SHARES OF COMMON STOCK UNDERLYING UNEXERCISED OPTIONS AT YEAR END (DECEMBER 31, 2005)		VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT YEAR END (DECEMBER 31, 2005 (1)
NAME	EXERCISABLE	UNEXERCISABLE	EXERCISABLE	UNEXERCISABLE
Douglas Newby	525,000	75,000	—	—
Becky Corigliano	350,000	100,000	—	—
Thomas Mancuso	500,000	100,000	—	—
Thomas Callicrate	500,000	100,000	—	—
Lawrence O’Connor	675,000	100,000	—	—

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the our equity securities as of July 25, 2006 by:

•	each security holder known by us to be the beneficial owner of more than 5% of the Company’s outstanding securities;

•	each of our directors;

•	each of our executive officers; and

•	all directors and executive officers as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Western Goldfields, Inc., 6520 E. Highway 78 Brawley, California 92227.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares
Randall Oliphant	4,583,333	(2)	6.59%
Ray Threlked	916,668	(3)	1.35%
Brian Penny	833,332	(4)	1.23%
Paul Semple	233,333	(5)	0.34%
Wesley Hanson	166,667	(14)	0.25%
Graham Desson	166,667	(6)	0.25%
Vahan Kololian	1,500,000	(7)	2.20%
Martyn Konig	749,999	(8)	1.10%
Gerald Ruth	1,934,585	(9)	2.81%
Latitude Resources Plc.(Formerly Latin American Copper Plc.)	7,500,000	(10)	10.71%
RAB Special Situations (Master) Fund Limited	5,752,617	(11)	8.51%
Hospah Coal Company (a wholly owned subsidiary of Newmont Mining Corporation)	6,214,278	(12)	8.84%

Investec Bank (UK) Limited	11,250,000	(13)	15.79%
All executive officers and directors as a group (10 persons)	11,084,584	(2)(3)(4)(5)(6)(7)(8)(9)(14)	15.11%

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

(3)	Includes options to purchase 416,666 shares of Common Stock and warrants to purchase 166,667 shares of Common Stock.
(4)	Includes options to purchase 333,333 shares of Common Stock and warrants to purchase 166,666 shares of Common Stock.
(5)	Includes options to purchase 233,333 shares of Common Stock.
(6)	Includes options to purchase 166,667 shares of Common Stock.
(7)
Includes options to purchase 250,000 shares of Common Stock, 833,333 shares of Common Stock owned by TerraNova Partners L.P. and warrants to purchase 416,667 shares of Common Stock owned by TerraNova Partners L.P.

(8)	Includes options to purchase 250,000 shares of Common Stock and warrants to purchase 166,666 shares of Common Stock.
(9)
Includes options to purchase 600,000 shares of Common Stock, 341,001 shares of Common Stock and warrants to purchase 166,667 shares of Common Stock owned by Muriel Ruth (mother) and 551,917 shares of Common Stock and warrants to purchase 275,000 shares of Common Stock by Sandra Meddick-Ruth (spouse).

(10)
Includes warrants to purchase 2,500,000 shares of Common Stock. We have been advised that the Board of Directors of Latitude Resources Plc have voting power over the shares held by Latitude Resources Plc. The address of Latitude Resources Plc, is 43 North Audley Street, London, W1K 6WH, United Kingdom.

(11)
Includes 4,502,617 shares of Common Stock and warrants to purchase 1,250,000 shares of Common Stock. We have been advised that William P. Richards is the director of the holder, with dispositive and voting power over the shares held by RAB Special Situations (Master) Fund Limited. The address of RAB Special Situations (Master) Fund Limited is c/o RAB Capital, 1 Adam Street, London WC2N 6LE, United Kingdom.

(12)
Includes warrants to purchase 2,759,810 shares of Common Stock. The board of directors of Newmont Mining Corporation has dispositive and voting power over the shares held by Newmont Mining Corporation. The address of Newmont Mining Corporation is 1700 Lincoln Street, Denver, Colorado 80203.

(13)
Includes warrants to purchase 3,750,000 shares of Common Stock. The board of directors of Investec Bank (UK) Limited has dispositive and voting power over the shares held by Investec Bank (UK) Limited. The address of Investec Bank (UK) Limited is 2 Gresham Street, London EC2V 7 QP United Kingdom.

(14)	Includes options to purchase 166,667 shares of our Common Stock.

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

In September 2004, we issued options to purchase shares of our common stock to our directors and executive officers, in each case exercisable for a ten year period from the date of vesting at an exercise price of $0.75 per share:

Name	Option Shares	Vesting
Thomas K. Mancuso	100,000 75,000 75,000	Immediately 6 months after date of grant 12 months after date of grant

Thomas E. Callicrate	100,000 75,000 75,000	Immediately 6 months after date of grant 12 months after date of grant

James Mancuso	100,000 50,000 50,000	Immediately 6 months after date of grant 12 months after date of grant

Douglas J. Newby	100,000 50,000 50,000	Immediately 6 months after date of grant 12 months after date of grant

Gerald B. Ruth	100,000 50,000 50,000	Immediately 6 months after date of grant 12 months after date of grant

Mark C. Shonnard	100,000 50,000 50,000	Immediately 6 months after date of grant 12 months after date of grant

Lawrence J. O’Connor	100,000 50,000 50,000	Immediately 6 months after date of grant 12 months after date of grant

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

Ms. Corigliano resigned in February 2005.

In April 2005, we issued options to purchase shares of our common stock to our directors and executive officers, in each case exercisable for a five year period from the date of vesting at an exercise price of $0.40 per share:

Name	Option Shares	Vesting
Thomas K. Mancuso	100,000 100,000	Immediately 12 months after date of grant

Thomas E. Callicrate	100,000 100,000	Immediately 12 months after date of grant

James Mancuso	75,000 75,000	Immediately 12 months after date of grant

Douglas J. Newby	75,000 75,000	Immediately 12 months after date of grant

Gerald B. Ruth	75,000 75,000	Immediately 12 months after date of grant

Lawrence J. O’Connor	100,000 100,000	Immediately 12 months after date of grant

Becky Corigliano	100,000 100,000	Immediately 12 months after date of grant

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

In June 2006, we issued options to purchase 500,000 shares of our common stock to Wes Hanson, our Vice President of Mine Development, exercisable at $2.03. The option vest in three equal installments beginning on June 14, 2006.

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

(1) Fees charged for services to review the 2004 quarterly financial statements of the Company and a Form SB-2 filing.

Fees billed for Services Rendered by HJ & Associates LLC	2005	2004
Audit fees	$63,594	$36,182
Audit-related fees	—	—
Tax fees	—	—
Total	$63,594	$36,182

Fees billed for Services Rendered by Williams & Webster	2005	2004
Audit fees	$—	$—
Audit-related fees	—	—
Tax fees	—	1,445
Other Fees	—	21,894
Total	$—	$23,339

Audit Fees

This category includes fees paid for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our annual and interim financial statements, including the application of proposed accounting rules and the preparation of an annual "management letter" containing observations and discussions on internal control matters.

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

WESTERN GOLDFIELDS, INC.

Dated : August 14, 2006	By:	/s/ Raymond Threlkeld
Raymond Threlkeld, President and Chief Executive Officer

Pursuant to the requirements of the Exchange Ac, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond Threlkeld	President, Chief Executive Officer, and Director	August 14, 2006
Raymond Threlkeld	(Principal Executive Officer)

/s/ Brian Penny	Chief Financial Officer (Principal Financial	August 14, 2006
Brian Penny	and Accounting Officer)

/s/ Randall Oliphant	Chairman of the Board	August 14, 2006
Randall Oliphant

/s/ Vahan Kololian	Director	August 14, 2006
Vahan Kololian

/s/ Martyn Konig	Director	August 14, 2006
Martyn Konig

/s/ Gerald Ruth	Director	August 14, 2006
Gerald Ruth

INDEX TO EXHIBITS

Exhibit No.	Document Description
3.1(1)	Articles of Incorporation, as amended, of Western Goldfields, Inc.
3.1.1(4)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)
3.1.2(5)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)
3.1.3(9)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)
3.2(1)	Bylaws of Western Goldfields, Inc.
4.1(1)	Form of Stock Purchase Warrant by Western Goldfields, Inc. in favor of the Investors in the November-December 2003 Private Placement
4.2(1)	Warrant, dated November 5, 2003, by Western Goldfields, Inc. in favor of RMB Resources Limited (included in Schedule 5 to Exhibit 10.2)
4.3(1)	Warrant, dated November 7, 2003, by Western Goldfields, Inc. in favor of Hospah Coal Company
4.4(1)	Warrant, dated March 16, 2004, by Western Goldfields, Inc. in favor of Hospah Coal Company
4.5 (7)	Form of Warrant relating to the February 2006 private placement (Exhibit 10.2)
4.6 (8)	Form of Warrant relating to the February 2006 private placement (Exhibit 10.2)
10.1(1)	Registration Rights Agreement between Western Goldfields, Inc. and the Investors in the November-December 2003 Private Placement
10.2(1)	Facility Agreement, dated as of November 5, 2003, between Western Mesquite Mines, Inc., Each party listed in schedule 1 as a Guarantor, RMB International (Dublin) Limited and RMB Resources Limited
10.3(1)	Security Agreement, dated as of November 5, 2003, between Western Mesquite Mines, Inc., RMB International (Dublin) Limited and RMB Resources Limited
10.4(1)	Mortgage, Security Agreement, Assignment and Financing Statement, dated as of November 7, 2003, from Western Mesquite Mines, Inc. to RMB International (Dublin) Limited and RMB Resources Limited
10.5(1)	Pledge Agreement, dated as of November 5, 2003, between Western Goldfields, Inc., RMB International (Dublin) Limited and RMB Resources Limited
10.6(1)	Deposit Account Control Agreement, dated as of November 5, 2003, by and between RMB International (Dublin) Limited, RMB Resources Limited, Western Mesquite Mines, Inc. and Baker Boyer National Bank
10.7(1)	Deed of Guarantee and Indemnity, dated as of November 5, 2003, between RMB Resources Limited, RMB International (Dublin) Limited and The companies described in the schedule as Guarantors
10.8(1)	Management Side Agreement, dated as of November 5, 2003, between RMB Resources Limited, RMB International (Dublin) Limited, Western Mesquite Mines, Inc. and Harrison Western Construction Corporation
10.9(1)	Agreement, dated as of September 1, 2003, between Western Mesquite Mines, Inc. and Harrison Western Construction Corporation
10.10(1)	Asset Purchase Agreement, dated effective November 7, 2003, among Western Mesquite Mines, Inc., Western Goldfields, Inc., Hospah Coal Company, and Newmont USA Limited dba Newmont Mining Corporation
10.11(1)	Registration Rights Agreement, dated as of November 7, 2003, between Western Goldfields, Inc. and Hospah Coal Company
10.11.1(1)	Agreement Regarding Return of Shares, dated January 20, 2004, by and between Western Goldfields, Inc. and Hospah Coal Company
10.12(1)	Net Operating Cash Flow Royalty Agreement, dated November 7, 2003, between Western Mesquite Mines, Inc. and Hospah Coal Company
10.13(1)	Royalty Agreement, dated November 7, 2003, between Western Mesquite Mines, Inc. and Hospah Coal Company
10.14(1)	Guaranty, dated November 7, 2003, by Western Goldfields, Inc. in favor of Newmont USA Limited and Hospah Coal Company
10.15(1)	Exploration and Mining Lease Agreement, dated December 23, 2002, between Mountain Gold Exploration, Inc, Lane A. Griffin and Western Goldfields, Inc.
10.16(1)	Agreement, dated April 25, 2003, by and among Western Goldfields, Inc. and Electrum L.L.C.
10.17(1)	Business Consultant Agreement, dated September 28, 2003, between MGI Fund-Raising Consultants and Western Goldfields, Inc.
10.18(1)	Mineral Lease and Landfill Facilities Lease Agreement, dated as of June 11, 1993, by and between Hanson Natural Resources Company, Hospah Coal Company and Santa Fe Pacific Minerals Corporation
10.19(1)	Refining Agreement, dated December 1, 2003, by and between Western Goldfields, Inc. and Johnson Matthey Inc.

10.20.1(1)
Statement of Intent and Confidentiality Agreement, dated January 23, 2004, by and between the Selnek-is Tem-Al Corporation on behalf of the Torres Martinez Desert Cahuilla Indians and Western Goldfields, Inc.

10.20.2(1)	Letter Agreement, dated April 7, 2004, from Western Goldfields, Inc. and accepted and agreed to by the Torres Martinez Desert Cahuilla Indian Tribe
10.20.3(1)	Letter Agreement dated July 12, 2004, from Western Goldfields, Inc. and accepted and agreed to by Selnek-is Tem-Al Corp.
10.20.4(6)	Letter Agreement dated January 10, 2005 from Western Goldfields, Inc. and accepted and agreed to by Selnek-is Tem-Al Corporation
10.21(1)	Lease Agreement, dated April 1, 2004, between Matley Plaza Limited Partnership and Western Goldfields
10.22(1)	Letter Agreement, dated April 28, 2004 from Western Goldfields, Inc. and accepted and agreed to by 321gold
10.23(1)	Letter Agreement, dated April 8, 2004, from Western Goldfields, Inc. and agreed and accepted by Coolcharm Ltd.
10.24.1(1)	Letter Agreement, dated January 7, 2004, by Western Goldfields, Inc. and La Cuesta International, Inc.
10.24.2(1)	Mining Lease, dated as of June 19, 2003, between Neil Johnson and La Cuesta International, Inc.
10.24.3(1)	Mining Lease, dated as of July 1, 2003, between Edwin C. Mealy and Mary C. Mealy and La Cuesta International, Inc.
10.25(2)	Exploration and Mining Lease Agreement, dated as of October 20, 2004, between Mountain Gold Exploration, Inc., IW Exploration Co. and Western Goldfields, Inc. (Exhibit 10.1)
10.26(3)	Mining Venture Agreement, dated November 28, 2004, between Western Goldfields, Inc. and 321Gold, Inc. (Exhibit 10.1)
10.27(5)	Subscription Agreement, dated December 31, 2004, between Western Goldfields, Inc. and RAB Special Situations, LP (Exhibit 10.1)
10.28(5)	Stock Purchase Warrant, dated December 31, 2004, by Western Goldfields, Inc. in favor of RAB Special Situations, LP (Exhibit 10.2)
10.29(5)	Registration Rights Agreement, dated December 31, 2004, by and among Western Goldfields, Inc. and RAB Special Situations, LP (Exhibit 10.3)
10.30(6)	Officer Employer Agreement, dated effective as of January 1, 2004, by and between Western Goldfields, Inc. and Thomas Mancuso
10.31(6)	Officer Employer Agreement, dated effective as of January 1, 2004, by and between Western Goldfields, Inc. and Thomas Callicrate
10.32(6)	Officer Employer Agreement, dated effective as of January 1, 2004, by and between Western Goldfields, Inc. and Lawrence O’Connor
10.33(7)	Form of Securities Purchase Agreement relating to the February 2006 private placement (Exhibit 10.1)
10.33(8)	Form of Securities Purchase Agreement relating to the February 2006 private placement (Exhibit 10.1)
14.1(10)	Code of Ethics
21.1(10)	List of Subsidiaries
23.1*	Consent of HJ & Associates, LLC
31.1 *	Certification of principal executive officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
31.2 *	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32.1 *	Certification of principal executive officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002
32.2 *	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registration Statement on Form SB-2, as amended, of Western Goldfields, Inc., Registration No. 333-112036
(2)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004
(3)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 2, 2004
(4)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004
(5)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2005
(6)	Incorporated by reference from the Registration Statement on Form SB-2 of Western Goldfields, Inc., Registration No. 333-122426
(7)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006
(8)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2006
(9)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2006
(10)	Incorporated by reference from Western Goldfields, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 13, 2006

* Filed herewith.