Form 10QSB/A
period 2006-03-31
WESTERN GOLDFIELDS INC
filed 2006-08-14
CIK 1208038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

6520 E. Highway 78, Brawley, California 92227
(Address of Principal Executive Offices)

(928) 341-0041
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

EXPLANATORY NOTE

Western Goldfields, Inc. (the "Company") is filing this Amendment on Form 10-QSB/A (the “Amendment”) to amend its quarterly report for the period ended March 31, 2006, as filed with the Securities and Exchange Commission (the “Commission”) on May 15, 2006. The purpose of this Amendment is to restate the Company’s financial statements to account for the conversion option of its Series A Preferred Stock as a “beneficial conversion feature” under EITF 98-5. Previously, the Company had not recognized any conversion benefit arising to holders of the Series A Preferred Stock when the Company granted an option to Romarco Minerals Inc. on August 25, 2005. The Company has since valued the conversion benefit arising to holders of the Series A Preferred Stock and warrants as $1,700,000 and has accounted for this as a deemed dividend as at the date of the trigger event, August 25, 2005. Additionally, the Company also reclassified $475,000, originally included in additional paid in capital at March 31, 2006, as additional paid-in capital preferred. This resulted in the following changes for the three months ended March 31, 2006: additional paid-in capital decreased $475,000, additional paid-in capital preferred increased $2,175,000, and accumulated deficit increased $1,700,000.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Western Goldfields, Inc
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)	(Audited)
	Restated (Note 15)	Restated (Note 15)
CURRENT ASSETS
Cash	$1,942,692	$52,387
Accounts receivable	13,730	10,179
Inventories (Note 4)	631,988	905,347
Prepaid expenses	292,842	308,363
TOTAL CURRENT ASSETS	2,881,252	1,276,276

Property, plant, and equipment, net of
accumulated depreciation (Note 5)	4,604,925	4,860,434
Construction in progress	252,159	10,853
Investments - remediation and reclamation (Note 6)	6,332,166	6,248,220
Long-term deposits	321,773	319,286
Long-term prepaid expenses (Note 7)	1,123,292	1,161,204
TOTAL OTHER ASSETS	12,634,315	12,599,997

TOTAL ASSETS	$15,515,567	$13,876,273

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$989,200	$807,009
Accrued expenses	756,866	650,071
Dividends payable on preferred stock	46,875	34,375
Accrued expenses - related party	-	45,834
Loan payable - Romarco (Note 8)	-	705,186
Accrued interest	-	48,696
Loan payable, current portion (Note 8)	-	1,500,000
TOTAL CURRENT LIABILITIES	1,792,941	3,791,171

LONG-TERM LIABILITIES
Reclamation and remediation liabilities (Note 9)	6,255,437	6,196,570

TOTAL LIABILITIES	8,048,378	9,987,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 25,000,000 shares authorized;
1,000,000 shares issued and outstanding (Note 10)	10,000	10,000
Common stock, $0.01 par value, 100,000,000 shares authorized;
59,743,051 and 39,468,051 shares issued
and outstanding, respectively (Note 11)	597,431	394,681
Additional paid-in capital	14,625,731	10,444,652
Additional paid-in capital preferred	2,175,000	2,175,000
Stock options and warrants (Note 12)	7,967,784	4,942,188
Accumulated deficit	(17,909,266)	(14,077,989)
Accumulated other comprehensive income (loss)	509	-
TOTAL STOCKHOLDERS' EQUITY	7,467,189	3,888,532

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,515,567	$13,876,273

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES
Gross revenue	$2,774,628	$2,558,607
Royalties	(102,860)	(318,811)
Net revenue	2,671,768	2,239,796

COST OF GOODS SOLD
Mine operating costs	1,979,167	1,586,341
Mine site administration	327,782	371,817
Selling, transportation, and refining	9,342	10,874
Depreciation, amortization and accretion	312,214	344,995
Inventory adjustment	302,968	67,679
Total cost of goods sold	2,931,473	2,381,706

GROSS PROFIT (LOSS)	(259,705)	(141,910)

EXPENSES
General and administrative	1,069,952	381,812
Stock based compensation	1,039,925	115,539
Exploration - Mesquite	304,037	-
Exploration - Other	134,920	45,697
Total expenses	2,548,834	543,048

OPERATING LOSS	(2,808,539)	(684,958)

OTHER INCOME (EXPENSE)
Expenses of Romarco merger termination	(1,225,000)	-
Interest income	92,247	25,914
Interest expense	(20,434)	(53,391)
Gain on extinguishment of debt	142,949	-
Gain on sale of assets	-	26,334
Total other income (expense)	(1,010,238)	(1,143)

LOSS BEFORE INCOME TAXES	(3,818,777)	(686,101)

INCOME TAXES	-	-

NET LOSS	(3,818,777)	(686,101)

PREFERRED STOCK DIVIDENDS	(12,500)	-

NET LOSS TO COMMON STOCKHOLDERS	(3,831,277)	(686,101)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	509	-
Provision for forward sales derivative marked-to-market	-	283,187

NET COMPREHENSIVE LOSS	$(3,830,768)	$(402,914)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	49,729,533	38,752,088

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stock Options and Warrants	Accumulated Deficit	Other Comprehensive Income (Loss)	Total

Balance, December 31, 2004	1,000,000	$10,000	38,721,810	$387,218	$10,366,305	$4,779,018	$(9,003,365)	$(687,467)	$5,851,709

Options issued for directors' services	-	-	-	-	-	173,658	-	-	173,658

Options issued for officers' services	-	-	-	-	-	281,920	-	-	281,920

Options issued for services by employees	-	-	-	-	-	58,953	-	-	58,953

Options issued for services by consultants	-	-	-	-	-	3,784	-	-	3,784

Common stock issued for services	-	-	746,241	7,463	158,998	-	-	-	166,461

Expiration of warrants & options	-	-	-	-	28,049	(28,049)	-	-	-

Extension of warrants due to expire	-	-	-	-	-	39,204	-	-	39,204

Surrendered warrants - Newmont	-	-	-	-	366,300	(366,300)	-	-	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(3,340,249)	-	(3,340,249)

Deemed and accrued dividend on preferred stock	-	-	-	-	1,700,000	-	(1,734,375)	-	(34,375)

Other comprehensive income	-	-	-	-	-	-	-	687,467	687,467

Balance, December 31, 2005 (Restated Note 15)	1,000,000	$10,000	39,468,051	$394,681	$12,619,652	$4,942,188	$(14,077,989)	$-	$3,888,532

Common stock and warrants issued for cash by way of private placement (unaudited)	-	-	20,000,000	200,000	3,812,000	1,988,000	-	-	6,000,000

Common stock issued for exploration services and exploration assets acquired (unaudited)	-	-	275,000	2,750	133,750	-	-	-	136,500

Options issued for directors' services (unaudited)	-	-	-	-	-	535,657	-	-	535,657

Options issued for officers' services (unaudited)	-	-	-	-	-	477,874	-	-	477,874

Options issued for services by employees (unaudited)	-	-	-	-	-	26,394	-	-	26,394

Warrants issued for services by consultants (unaudited)	-	-	-	-	-	233,000	-	-	233,000

Expiration of warrants & options (unaudited)	-	-	-	-	235,329	(235,329)	-	-	-

Net loss for the three months ended March 31, 2006 (unaudited)	-	-	-	-	-	-	(3,818,777)	-	(3,818,777)

Dividend on preferred stock (unaudited)	-	-	-	-	-	-	(12,500)	-	(12,500)
Foreign currency translation adjustment (unaudited)								509	509
Balance, March 31, 2006 (unaudited) (Restated Note 15)	1,000,000	$10,000	59,743,051	$597,431	$16,800,731	$7,967,784	$(17,909,266)	$509	$7,467,189

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

The number of shares of Series A Preferred and the purchase price per share are subject to adjustment pursuant to anti-dilution provisions, including upon the deemed issuance of additional shares of common stock. On August 25, 2005, the Company entered into a stock option agreement with Romarco Minerals, Inc. ("Romarco") pursuant to which the Company granted to Romarco an irrevocable option to purchase, under certain circumstances, up to such number of shares of the Company's common stock as equals 19.9% of the issued and outstanding shares of the Company's common stock at the first time of exercise of the stock option at a purchase price equal to $0.16 per share. This transaction constituted a deemed issuance of additional shares of common stock. Accordingly the 1,000,000 shares of Series A Preferred, originally exercisable into common stock at $0.50 per share, became exercisable into 3,125,000 shares of common stock at $0.16, and the 500,000 warrants, originally exercisable into common stock at $0.60 per share, became exercisable into 1,562,500 shares at $0.192.

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

15.      CORRECTION OF ERROR

Subsequent to release of its audited financial statements for the year ended December 31, 2005, the Company has determined that the conversion option of its Series A Preferred stock (see Note 10) constitutes a contingent "beneficial conversion feature" in terms of EITF 98-5. Previously, the Company had not recognized any conversion benefit arising to holders of the Series A Preferred stock when the Company granted an option to Romarco Minerals Inc. on August 25, 2005. The Company has valued the conversion benefit arising to holders of the Series A Preferred stock and warrants as $1,700,000 and has accounted for this as a deemed dividend as at the date of the trigger event, August 25, 2005.

Additionally, the Company has reclassified $475,000, originally included in additional paid-in capital at March 31, 2006, as additional paid-in capital preferred.

The Company has revised its financial statements for the year ended December 31,2005 and for the three months ended March 31, 2006 to reflect the error correction and reclassification.
	December 31, 2005
	As Originally Reported	As Restated
Financial Position:
Additional paid-in capital preferred	$475,000	$2,175,000
Accumulated deficit	$(12,377,989)	$(14,077,989)

	March 31, 2006
	As Originally Reported	As Restated
Financial Position:
Additional paid-in capital	$15,100,731	$14,625,731
Additional paid-in capital preferred	$-	$2,175,000
Accumulated deficit	$(16,209,266)	$(17,909,266)

16.      SUBSEQUENT EVENTS

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

Metal on Leach Pad Inventory

Metal on Leach Pad and Metal-in-Process Inventory

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

Item 3. Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6. Exhibits

3.01(1)	Articles of Incorporation, as amended, of Western Goldfields, Inc.

3.02(2)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)

3.03(3)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)

3.04(1)	Bylaws of Western Goldfields, Inc.

3.01(4)	Articles of Incorporation, as amended, of Western Goldfields, Inc.

3.02(4)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)

3.03(4)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)

3.04(4)	Bylaws of Western Goldfields, Inc.

31.01*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

31.02*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 promulgated under the Securities Exchange Act of 1934.

32.01*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from the Registration Statement on Form SB-2, as amended, of Western Goldfields, Inc., Registration No. 333-112036

(2)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004

(3)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2005

(4)	Incorporated by reference from the Quarterly Report on Form 10-QSB of Western Goldfields, Inc. filed on May 15, 2006.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006

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