Form 10QSB
period 2006-06-30
WESTERN GOLDFIELDS INC
filed 2006-08-14
CIK 1208038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from to

Commission file number 000-51076

WESTERN GOLDFIELDS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

IDAHO	38-3661016
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6502 E. Highway 78, Brawley, California 92227
(Address of Principal Executive Offices)

(928) 341-4653
(Issuer's Telephone Number, Including Area Code)

Former Address: 1575 Delucchi Lane, Suite 116, Reno Nevada
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
 Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.01 par value per share, 67,780,801 shares outstanding as of August 11, 2006.

Transitional Small Business Disclosure Format: Yes ☐   No ☒

i

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Western Goldfields, Inc
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
		Restated (Note 15)
ASSETS
CURRENT ASSETS
Cash	$3,775,058	$52,387
Receivables	21,189	10,179
Inventories (Note 4)	676,134	905,347
Prepaid expenses	280,468	308,363
TOTAL CURRENT ASSETS	4,752,849	1,276,276

Property, plant, and equipment, net of
accumulated depreciation (Note 5)	4,710,721	4,860,434
Construction in progress	-	10,853
Investments - remediation and reclamation (Note 6)	6,399,916	6,248,220
Long-term deposits	324,158	319,286
Long-term prepaid expenses (Note 7)	1,085,379	1,161,204
TOTAL OTHER ASSETS	12,520,174	12,599,997

TOTAL ASSETS	$17,273,023	$13,876,273

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$638,958	$807,009
Accounts payable to related party (Note 13)	118,201	-
Accrued expenses	972,325	650,071
Dividends payable on preferred stock	-	34,375
Accrued expenses - related party	-	45,834
Loan payable - Romarco (Note 8)	-	705,186
Accrued interest	-	48,696
Loan payable, current portion	-	1,500,000
TOTAL CURRENT LIABILITIES	1,729,484	3,791,171

LONG-TERM LIABILITIES
Reclamation and remediation liabilities	6,314,305	6,196,570

TOTAL LIABILITIES	8,043,789	9,987,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 25,000,000 shares authorized;
1,000,000 shares issued and outstanding	-	10,000
Common stock, $0.01 par value, 100,000,000 shares authorized;
67,505,065 and 39,468,051 shares issued
and outstanding, respectively	675,051	394,681
Additional paid-in capital	20,880,297	10,444,652
Additional paid-in capital preferred	-	2,175,000
Stock options and warrants	8,201,080	4,942,188
Accumulated deficit	(20,523,381)	(14,077,989)
Accumulated other comprehensive income (loss)	(3,813)	-
TOTAL STOCKHOLDERS' EQUITY	9,229,234	3,888,532

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,273,023	$13,876,273

The accompanying notes are an integral part of these consolidated financial statements.

    WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
	(Unadited)		(Unadited)
REVENUES
Gross revenue	$2,104,315	$3,139,880	$4,878,943	$5,698,487
Royalties	(80,383)	(284,165)	(183,243)	(602,977)
	2,023,932	2,855,715	4,695,700	5,095,510

COST OF GOODS SOLD
Mine operating costs	1,892,336	1,575,598	3,871,503	3,161,940
Mine site administration	348,813	331,639	676,595	703,456
Selling, transportation and refining	7,534	9,415	16,876	20,289
Depreciation, amortization and accretion	335,030	318,752	647,244	663,747
Inventory adjustment	9,242	695,820	312,210	763,499
Total Cost of Goods Sold	2,592,955	2,931,224	5,524,428	5,312,931

GROSS PROFIT (LOSS)	(569,023)	(75,509)	(828,728)	(217,421)

EXPENSES
General and administrative	1,105,652	507,515	2,175,604	888,427
Stock based compensation	730,231	83,422	1,770,156	199,861
Exploration - Mesquite	272,260	-	576,299	-
Exploration - Other	-	71,101	134,918	116,798
Total Expenses	2,108,143	662,038	4,656,977	1,205,086

OPERATING LOSS	(2,677,166)	(737,547)	(5,485,705)	(1,422,507)

OTHER INCOME (EXPENSE)
Expenses of Romarco merger termination	-	-	(1,225,000)	-
Interest income	86,367	67,199	178,614	93,113
Interest expense	-	(40,902)	(20,434)	(94,293)
Gain on extinguishment of debt	-	-	142,949	-
(Loss) gain on sale of assets	(18,837)	-	(18,837)	26,334
Total Other Income (Expense)	67,530	26,297	(942,708)	25,154

LOSS BEFORE INCOME TAXES	(2,609,636)	(711,250)	(6,428,413)	(1,397,353)

INCOME TAXES	-	-	-	-

NET LOSS	(2,609,636)	(711,250)	(6,428,413)	(1,397,353)

PREFERRED STOCK DIVIDENDS	(4,479)	-	(16,979)	-

NET LOSS TO COMMON STOCKHOLDERS	(2,614,115)	(711,250)	(6,445,392)	(1,397,353)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(4,322)	-	(3,813)	-
Forward sales derivative mark-to-market	-	101,426	-	384,613

NET COMPREHENSIVE LOSS	$(2,613,958)	$(609,824)	$(6,432,226)	$(1,012,740)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.02)	$(0.11)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	62,389,376	38,865,421	56,025,181	38,808,688

The accompanying notes are an integral part of these consolidated financial statements.

	WESTERN GOLDFIELDS, INC.
	CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Stock Options		Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-in Capital	and Warrants	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance, December 31, 2004	1,000,000	$10,000	38,721,810	$387,218	$10,366,305	$4,779,018	$(9,003,365)	$(687,467)	$5,851,709

Options issued for directors' services	-	-	-	-	-	173,658	-	-	173,658

Options issued for officers' services	-	-	-	-	-	281,920	-	-	281,920

Options issued for services by employees	-	-	-	-	-	58,953	-	-	58,953

Options issued for services by consultants	-	-	-	-	-	3,784	-	-	3,784

Common stock issued for services	-	-	746,241	7,463	158,998	-	-	-	166,461

Expiration of warrants & options	-	-	-	-	28,049	(28,049)	-	-	-

Extension of warrants due to expire	-	-	-	-	-	39,204	-	-	39,204

Surrendered warrants - Newmont	-	-	-	-	366,300	(366,300)	-	-	-

Net loss for the year ended December 31, 2005	-	-	-	-	-	-	(3,340,249)	-	(3,340,249)

Deemed and accrued dividends on preferred stock	-	-	-	-	1,700,000	-	(1,734,375)	-	(34,375)

Other comprehensive income	-	-	-	-	-	-	-	687,467	687,467

Balance, December 31, 2005 (Restated - Note 15)	1,000,000	10,000	39,468,051	394,681	12,619,652	4,942,188	(14,077,989)	-	3,888,532

Common stock and warrants issued by way of private placement (unaudited)	-	-	20,000,000	200,000	3,812,000	1,988,000	-	-	6,000,000

Common shares issued on conversion of series A prefered stock (unaudited)	(1,000,000)	(10,000)	2,941,176	29,412	(4,412)	(15,000)	-	-	-

Common shares issued on conversion of series A prefered stock warrants (unaudited)	-	-	1,470,588	14,706	285,294	-	-	-	300,000

Common shares issued on conversion of common stock warrants (unaudited)	-	-	3,350,250	33,502	3,316,748	-	-	-	3,350,250

Common stock issued for exploration services and exploration assets acquired (unaudited)	-	-	275,000	2,750	133,750	-	-	-	136,500

Options issued for directors' services (unaudited)	-	-	-	-	-	704,390	-	-	704,390

Options issued for officers' services (unaudited)	-	-	-	-	-	926,196	-	-	926,196

Options issued for services by employees (unaudited)	-	-	-	-	-	139,571	-	-	139,571

Warrants issued for services by consultants (unaudited)	-	-	-	-	-	233,000	-	-	233,000

Expiration of warrants & options (unaudited)	-	-	-	-	717,265	(717,265)	-	-	-

Net loss for the six months ended June 30, 2006 (unaudited)	-	-	-	-	-	-	(6,428,413)	-	(6,428,413)

Dividend on preferred stock (unaudited)	-	-	-	-	-	-	(16,979)	-	(16,979)

Other comprehensive income (unaudited)	-	-	-	-	-	-	-	(3,813)	(3,813)

Balance, June 30, 2006 (unaudited)	-	$-	67,505,065	$675,051	$20,880,297	$8,201,080	$(20,523,381)	$(3,813)	$9,229,234

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,428,413)	$(1,397,353)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	529,509	509,541
Amortization of loan fees	-	159,716
Accretion expense (Note 9)	117,735	-
(Gain) loss on sale of assets and investments	(18,836)	(26,334)
Foreign exchange conversion loss	3,813	-
Interest accrued on investments - reclamation and remediation	(151,696)	(83,991)
Common stock issued for exploration assets and services	136,500
Common stock, options and warrants issued for services	2,003,157	368,361
Cost of extending expiry date of warrants	-	5,333
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(11,010)	(6,232)
Inventories	229,213	684,318
Prepaid expenses	103,719	229,313
Long term deposits	(4,872)	(2,164)
Increase (decrease) in:
Accounts payable	(168,051)	(192,554)
Accounts payable to related parties	118,201	-
Accrued expenses	322,255	17,579
Accrued expenses - related parties	(45,835)	11,282
Accrued interest expense	(48,695)	(18,125)

Net cash provided (used) by operating activities	(3,283,260)	258,690

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, including Construction
in Progress	(387,779)	(10,853)
Proceeds from sale of investments	-	47,734
Net cash provided (used) by investing activities	(387,779)	36,881

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan	(2,205,186)	(1,500,000)
Common stock issued for cash	4,012,000	-
Warrants issued for cash	1,988,000	-
Exercise of warrants to purchase common stock	3,650,250	-
Preferred stock dividends	(51,354)	-
Net cash provided (used) by financing activities	7,393,710	(1,500,000)

Change in cash	3,722,671	(1,204,429)

Cash, beginning of period	52,387	1,534,778

Cash, end of period	$3,775,058	$330,349

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$69,430	$111,238
Income taxes paid	$-	$-

NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Stock options and warrants issued for services	$2,003,157	$368,361
Exploration fees and assets paid by issuance of stock	$136,500	$-
Cost of extending expiry date of warrants	$-	$5,333

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Western Goldfields, Inc. (hereinafter “the Company”) and its wholly owned subsidiaries are engaged in the exploration for, development of and extraction of precious metals principally in the state of California. The Company’s three wholly owned subsidiaries are Western Goldfields Canada Inc. (a management company), Western Mesquite Mines, Inc. (an operating company), and Calumet Mining Company (an exploration company).

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

During 2005 the Company’s deteriorating liquidity position resulted in the rescheduling of bank loan payments that were due on July 31 and October 31, 2005. As at December 31, 2005, the Company’s working capital deficit was $2,514,895. The Company obtained additional capital by completing a private equity financing in February 2006. The proceeds from the private equity financing were used to repay the current loan payable and the loan payable to Romarco Minerals Inc., to fund the Mesquite Mine feasibility study and for general corporate purposes. At June 30, 2006, the Company had working capital of $3,024,364.

The Company’s year-end for reporting purposes is December 31.

2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These financial statements include the accounts of Western Goldfields, Inc. and its 100% owned subsidiaries: Western Goldfields Canada Inc., Western Mesquite Mines, Inc., and Calumet Mining Company (collectively “Western Goldfields”.) The financial statements include the assets and liabilities of Western Goldfields as at June 30, 2006 and its results of operations and its cash flows for the period ended June 30, 2006. All significant inter-company accounts and transactions have been eliminated on consolidation.

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

                The accounting policies followed in preparing these financial statements are those used by Western Goldfields as set out in the audited financial statements for the period ended December 31, 2005. These interim statements should be read together with Western Goldfields’ audited financial statements for the period ended December 31, 2005. The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

3.  MINERAL PROPERTIES

The Company controls the following mineral properties:

California Property - Mesquite Mine

In July 2003, the Company issued 111,859 shares of common stock as a deposit on the purchase of the Mesquite Mine, in Imperial County, California, from Newmount Mining Corporation. In November 2003, the Company completed this purchase and issued an additional 2,217,609 shares of common stock and 2,494,810 warrants with an exercise price of $1.00 per share. In December 2003, the Company issued 1,125,000 shares of common stock and 5,596,370 warrants for the purchase of one share of common stock each, with an exercise price of $1.00 per share in final settlement of its obligations under this agreement (See note 12).

	Amount	Value per share	Value
Reclamation Obligation Assumed	-	-	$5,998,994

Western Goldfields Common Stock	$3,454,468	$0.52	1,789,891
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common 450 days from issuance and for five years thereafter(1)	2,494,810	0.18	449,066
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common 815 days from issuance and for five years thereafter (1)	5,596,370	0.16	895,419
Total Consideration			$9,133,370

Allocation to Fixed Assets:
Property, plant and equipment, including buildings	$6,471,000
Mineral properties	2,662,370
$9,133,370
(1)	See Note 12

The fair market value of the acquired property, plant and equipment was determined by review by the mine operations contractor. (See Note 13) The remaining value was allocated to mineral properties, and expensed in December 2003, as a part of $2,791,603 in exploration expense.

4. INVENTORIES

Inventories consist of the following as at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Metal-in-process	357,217	669,426
Supplies	318,917	235,921
Inventories	$676,134	$905,347

Metal-in-process inventory contained approximately 607 and 1,406 ounces of gold as of June 30, 2006 and December 31, 2005 , respectively.

	June 30, 2006	December 31, 2005
Beginning Metal-in Process Inventory	$669,426	$1,476,058
Operating Costs for the Period	4,880,045	7,977,474
Depreciation, Depletion & Amortization for the Period	644,376	1,217,564
Less Cost of Metal Sales	(5,836,630)	(10,011,670)
Inventories	$357,217	$669,426

5. PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Buildings	$3,550,000	$3,550,000
Equipment	3,844,692	3,480,495
	7,394,692	7,030,495
Less accumulated depreciation	(2,683,971)	(2,170,061)
Net Property and Equipment	$4,710,721	$4,860,434

Depreciation expense for the six months ended June 30, 2006 and for the year ended December 31, 2005 was $529,509 and $1,018,682, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts or by comparing the carrying value to the estimated values from used equipment brokers for plant and equipment. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

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

The reimbursement account has a balance of $6,399,916 and $6,248,220 as of June 30, 2006 and December 31, 2005 respectively.

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

	June 30,	December 31,
	2006	2005
Original Policy Premiums	$1,642,621	$1,642,621
Amortization to date	(405,593)	(329,768)
Unamortized Premium Cost	1,237,028	1,312,853
Current Portion	(151,649)	(151,649)
Long-Term Prepaid Expenses	$1,085,379	$1,161,204

8. LOANS PAYABLE

Romarco Minerals Inc.

On September 30, 2005, the Company entered into an Agreement and Plan of Merger and Reorganization (“the Merger Agreement”) with Romarco Minerals Inc. (“Romarco”), pursuant to which, if completed, the Company would be merged with Romarco. Pending completion of the Merger Agreement the Company obtained financing from Romarco by way of promissory notes, convertible into common stock at a market closing price ranging from $0.26 to of $0.17. The notes were payable on demand and bore interest at a rate of 12%. As at December 31, 2005 the liability to Romarco in respect of principal and interest was $705,186. On February 13, 2006, the Company announced that it and Romarco had terminated the Merger Agreement and had entered into a Termination Agreement under which, amongst other things, the company repaid all outstanding promissory notes payable to Romarco, totaling $728,257 including principal and interest.

Project Financing

As part of the acquisition of the Mesquite Mine, the Company entered into a credit facility agreement on November 5, 2003, with R.M.B. International, (Dublin) Limited (“RMB”), a Republic of Ireland corporation. This two-year credit facility agreement resulted in the Company receiving $6,000,000 for a mortgage, security, assignment, and financing agreement. Substantially all of the assets acquired in the Mesquite Mine were pledged and mortgaged under these agreements, as well as most of the Company’s other property. Interest was accrued on this credit facility at LIBOR plus 6% per annum, on a monthly basis. In January, April, July and October 2004, the Company made the first four quarterly payments of $750,000 plus interest leaving a balance of $3,000,000 to be paid in 2005. In January and April of 2005 the Company made two more quarterly payments leaving a balance of $1,500,000 to be paid in 2005. On August 2, 2005 the Company entered into a Supplemental Agreement with RMB under which. RMB agreed that it would not demand the loan payment due July 31, 2005 until October 31, 2005. On November 3, 2005 the Company issued RMB 576,241 shares of common stock to extend the two remaining loan payments until April 26, 2006. The loan was paid in full with interest on February 12, 2006.

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

The Company sold gold for more than the hedged price in the periods ended January 30, April 30, July 30, and October 30, 2004 and 2005, it made payments under the hedge totaling $261,768 in 2004 and $687,480 in 2005, reducing revenue by corresponding amounts.

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

As part of the consideration for the Mesquite mine acquisition, the Company assumed the liability for final reclamation and closure of the mine. On November 7, 2003, the Company purchased from American International Specialty Lines Insurance Company a reclamation cost policy. The reclamation cost policy includes several components: a reimbursement account (Note 6), reclamation cost cap insurance, pollution liability insurance and surety bonds. The increase in the net present value of the liability is recognized for accounting purposes as accretion expense during the period under review.

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the six months ending June 30, 2006 and for the year ending December 31, 2005:

	June 30, 2006	December 31, 2005
Opening Balance	$6,196,570	$6,358,994
Accretion	117,735	381,540
Reduction in the present value of obligations	-	(543,964)
Ending Balance	$6,314,305	$6,196,570

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

10. PREFERRED STOCK

The Company has 25,000,000 shares, $0.01 par value per share, of preferred stock authorized. As of June 30, 2006 and December 31, 2005, there were nil and 1,000,000 shares issued and outstanding, respectively

On December 31, 2004, the Company entered into a subscription agreement with RAB Special Situations ("RAB") pursuant to which the Company issued and sold to RAB 1,000,000 shares of its Series "A-1" Convertible Preferred Stock (the "Series A Preferred Stock" or the "Preferreds") and warrants to purchase up to 500,000 shares of Series A Preferred Stock for an aggregate purchase price of $500,000. The Series A Preferred Stock is convertible at any time at the option of the holder. The warrants are exercisable up to December 31, 2006 at the option of the holder. The holders of the Preferreds are entitled to receive dividends at a rate of 7.5% of the conversion price (as defined) per annum. The Company paid accrued dividends in the amount of $51,354 on conversion of the Series A Preferred Stock on May 31, 2006.

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

The warrants issued under the subscription agreement entitled the holder to purchase up to 500,000 shares of Series A Preferred initially at an exercise price per share of $0.60. The warrants were exercisable for a period of two years at any time on or after December 31, 2004.

On May 31, 2006, RAB converted its holding of 1,000,000 Series A Preferreds at an exercise price of $0.16 per share to acquire 3,125,000 common shares and exercised its warrants at an exercise price of $0.19 each to acquire 1,562,500 common shares. 257,736 of there shares were issuable to RAB at June 30, 2006.

In connection with the subscription agreement, the Company entered into a registration rights agreement, pursuant to which, the Company agreed under certain circumstances to register under the Securities Act of 1933, the shares of common stock issuable upon conversion or exercise of the securities sold in the transaction.

11. COMMON STOCK

On May 31, 2006 the Company issued 2,941,178 shares of common stock upon the conversion by RAB Special Situations, LLP (“RAB”) of its holding of 1,000,000 shares of Series A Preferred stock at an exercise price of $0.16. At the same date the Company issued 1,470,588 shares of common stock at a price of $0.19 per share for cash consideration of $300,000, upon the exercise by RAB of the warrants, originally to purchase 500,000 shares of common stock at $0.60. A further 275,736 common shares were issuable to RAB in respect of these transactions at June 30, 2006.

During the six months period to June 30, 2006, the Company has issued 3,350,250 shares of common stock for cash consideration of $3,350,250 upon the exercise of warrants to purchase common shares at $1.00 each.

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

On February 22, 2006, the Company issued 200,000 shares of common stock to the shareholders of Nevada Colca Gold Inc. under the terms of an Asset Purchase Agreement dated January 24, 2006. The shares were valued at $120,000.On February 10, 2005 the Company issued 25,000 shares of common stock for lease payments due under an Exploration and Mining Lease Agreement.

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

12. STOCK OPTIONS AND WARRANTS

The Company estimates the fair value of options and warrants using the Black-Scholes Option Price Calculation. During the six month period ended June 30, 2006 the Company used the following assumptions in estimating fair value: risk-free interest rate in a range from 4.6% to 5.0% (2005 - 4%), volatility rate - 104% to 107% (2005 - 70%), and expected life of the options and warrants in a range from two to seven years (2005 - two to ten years). The Company also assumed that no dividends would be paid on common stock. Some warrants may be exercised under the cash-less method requiring a corresponding reduction in the amount of common stock issued in relationship to its cash value at the time the warrants are exercised.

On June 14, 2006, the Company issued 500,000 options to an officer, with an exercise price of $2.03 per share. The options are exercisable in three equal annual installments beginning on June 14, 2006. The options were valued at $884,000.

On April 13, 2006, the Company issued 320,000 options to consultants, with an exercise price of $0.93 per share. The options are exercisable in three equal installments beginning on June 14, 2006 and thereafter on April 13, 2007 and 2008. The options were valued at $252,800.

On February 13, 2006, the Company issued 7,600,000 options to certain directors, officers and employees, with an exercise price of $0.34. The options are exercisable in three equal annual installments beginning on June 14, 2006. The options were valued at $2,500,400.

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

The following is a summary of stock options for the six month period ending June 30, 2006 and for the year ended December 31, 2005:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Balance January 1, 2005	5,023,084	$0.76
Granted	1,823,500	$0.41
Cancelled / Expired	(173,684)	$-
Outstanding at December 31, 2005	6,672,900	$0.69
Exercisable at December 31, 2005	6,385,984	$0.69

Weighted average fair value of options as of December 31, 2005			$0.26

Balance January 1, 2006	6,672,900	$0.69
Granted	8,420,000	$0.46
Cancelled / Expired	(766,950)	$0.81
Outstanding at June 30, 2006	14,325,950	$0.55
Exercisable at June 30, 2006	8,7425,701	$0.60
Weighted average fair value of options as of June 30, 2006			$0.37

Warrants outstanding to acquire common shares of the Company at June 30, 2006 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date
175,000	$0.60	September 28, 2006 - October 31, 2006
225,000	0.60	5 years after the 1st anniversary of the effective date of the registration agreement in respect of the warrants and shares of warrant stock (1)
780,000	1.00	November 3, 2007 (2)
6,056,180	0.76	5 years after the 2nd anniversary of the effective date of the registration agreement in respect of the warrants and shares of warrant stock (1) (3)
10,399,750	1.00	November 3, 2006 - March 15, 2007 (4)
10,000,000	0.45	June 13,2008 (1)
1,000,000	0.30	2 years after closing date of the private placement (1)(5)
150,000	1.00	December 18, 2006 (1)
28,785,930

(1)	As at June 30, 2006, the warrants and shares of warrant stock had not become effective by way of a registration statement.
(2)
Issued to RMB Resources Limited initially for a three year term in connection with a credit facility provided by RMB International (Dublin) Limited effective November 3, 2003. On October 20, 2005 the board of directors of the Company approved the extension of the term of the warrants by one year..

(3)
8,091,180 warrants were issued to Newmont Mining Corporation (“Newmont”) pursuant to the Asset Purchase Agreement effective November 7, 2003. On April 18, 2005, Newmont renounced 2,035,000 of these warrants to hold 6,056,180 at December 31, 2005. On April 12, 2006 the Company agreed with Newmont to defer the earliest exercise date in respect of 3,296,370 of the warrants from June 10, 2006 to June 10, 2007. Under the anti-dilution provisions of the warrant the exercise price was reduced from $1.00 to $0.76 upon the issuance of common shares and warrants by way of private placement on February 13, 2006.

(4)	The warrants were initially issued for a 2 year term. On October 20, 2005 the board of directors of the Company approved the extension of the term of the warrants by one year.
(5)	Issued to Metalmark Management LLC in respect of services rendered in connection with private placement dated February 14, 2006

13. RELATED PARTY TRANSACTIONS

In March 2006, the Company concluded a cost sharing agreement with Silver Bear Resources Inc. (an Ontario corporation) (“ Silver Bear”) under which a portion of Silver Bear’s office overhead is now charged to the Company on the basis of the expected time commitment of the staff involved. The Company is related to Silver Bear as the senior executives of Silver Bear also serve as senior executives and directors of the Company. At June 30, 2006, $118,201 was payable  to Silver Bear under this agreement.

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

Lease Agreement

On November 1, 2005, the Company leased office space in Reno, Nevada to provide for corporate offices. This lease was for a term of three years, requiring monthly minimum lease payments of $2,215. The lease was renewable for three one-year renewal periods at a 5% increase in base rent to $2,326 per month and $2,558 in the third year. The Company closed the Reno corporate office in June 2006 and the Company’s obligations were terminated by way of an assignment and assumption of lease agreement dated July 5, 2006.

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

15.  CORRECTION OF ERROR

Subsequent to release of its audited financial statements for the year ended December 31, 2005, the Company has determined that the conversion option of its Series A Preferred stock (see Note 10) constitutes a contingent “beneficial conversion feature” in terms of EITF 98-5. Previously, the Company had not recognized any conversion benefit arising to holders of the Series A Preferred stock when the Company granted an option to Romarco Minerals Inc. on August 25, 2005. The Company has valued the conversion benefit arising to holders of the Series A Preferred stock and warrants as $1,700,000 and has accounted for this as a deemed dividend as at the date of the trigger event, August 25, 2005. The Company has revised its financial statements for the year ended December 31, 2005 to reflect this error correction.

	December 31, 2005
	As Originally
	Reported	As Restated
Financial Position;
Additional paid-in capital preferred	$475,000	$2,175,000
Accumulated deficit	$(12,377,989)	$(14,077,989)

16.  SUBSEQUENT EVENT

On August 9, 2006, the Company announced the results of the feasibility study initiated in March 2006 for the re-commencement of production at the Mesquite Mine. Key findings of the study are a) that proven reserves and probable reserves are 1.23 and 1.13 million ounces of gold, respectively, and that b) after tax returns of 41% are projected at a gold selling price of $700 per ounce; 30% at a selling price of $600 per ounce, and 16% at a gold selling price of $500 per ounce. Based on the feasibility study, the Company announced that it expects to make its first gold pour at Mesquite Mine in less than 19 months.

Item 2: Management’s Discussion and Analysis or Plan of Operations

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

There are two phases to the Mesquite Project. The first phase is comprised of the continuing leaching operations of minerals inventoried on the pads prior to September 2001. The second phase is to develop a detailed mine plan and model to be used to conduct a feasibility study of the expanded operation. We plan to complete this work by mid-August 2006.

In February 2006, we closed a $6,000,000 private placement financing which significantly improved our financial position, enabled us to repay all our outstanding debt and proceed towards completion of the Mesquite feasibility study. We also announced the appointment of new directors and a new management team.

Overall Performance

During the six month period ended June 30, 2006 (“2006 YTD”) and the year ended December 31, 2005 (“2005”), our operational activities have been focused on optimizing gold recovery from the leach pads. Production from Mine operations during 2006 YTD resulted in sales of 8,375 ounces of gold for revenues of $4,878,943 compared with sales during the six month period ended June 30, 2005 (“2005 YTD”) of 14,092 ounces for revenues of $5,698,487. Sales of gold ounces decreased due to lower solution grades coming from the leach pads. With no new material being placed on the leach pads, it is becoming increasingly difficult to extract the residual gold. In early 2006 we commenced phased installation of a “wobbler” spray system to replace the old drip system as part of our program of production improvement. The new system is designed to give better spray coverage and increase the overall grade of solution in the coming months. The average selling price increased from $404.38 per ounce in 2005 YTD to $582.56 per ounce in 2006 YTD, reflecting strong pricing in world markets and our sale in 2006 of all of our output on the spot market. Under our credit facility with RMB International (Dublin) Limited (“RMB”) we were required to hedge a substantial portion of our gold production. On satisfaction of our hedging undertakings to RMB effective October 30, 2005, we have been free to pursue our preferred strategy of selling 100% of our production on the spot market.

General and administration costs for 2006 YTD were $2,175,604 compared with 2005 YTD costs of $888,427. The increase in costs relates to significantly higher legal and travel costs in connection with the proposed merger with Romarco Minerals Inc., costs of $233,000 relating to warrants issued for services provided in connection with the private placement in February 2006 and termination costs for several employees aggregating $466,510. Increased costs also derive from the transition to the new management team and other administrative costs related to completion of the feasibility study and planning for recommencement of production at Mesquite.

Stock based compensation for 2006 YTD was $1,770,156 compared with 2005 YTD costs of $199,861. The increase relates to the grant of options to the new management team in February and June 2006.
On February 13, 2006 we announced that we and Romarco had terminated our Agreement and Plan of Merger and Reorganization of September 30, 2005, and that we had entered into a Termination Agreement under which we agreed to pay Romarco a termination fee of $1,000,000, together with reimbursement of $225,000 for their out-of-pocket expenses in pursuing the merger. In addition, we agreed to repay all outstanding promissory notes payable to Romarco, totaling $728,257 including principal and interest. The Termination Agreement also provided for a mutual release of all claims in connection with the termination of the Agreement and Plan of Merger and Reorganization.
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

In conjunction with the appointment of the new directors and management team, we granted 7,600,000 options to the new team in February 2006 and 500,000 to newly hired executive in June 2006.

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

Carrying Value of Long-Lived Assets

We review and evaluate the carrying value of our long-lived assets for impairment when events or changes in circumstances indicate the carrying values may be impaired. We determine impairment by comparing the present value of future cash flows estimated to be generated by these assets with their carrying amounts or by comparing the carrying values with estimated values obtained from used equipment brokers for plant and equipment. We review the used equipment market annually to determine whether the carrying values of plant and equipment are recoverable in the used equipment market. We have no deferred development costs. Our costs are primarily associated with the fair values of the plant and equipment acquired upon completion of the Mesquite acquisition.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges.

Metal on Leach Pad and Metal-in-Process Inventory

Pursuant to an Asset Purchase Agreement dated November 7, 2003, Western Mesquite Mines Inc., our then newly formed, wholly-owned subsidiary acquired certain properties, equipment, permits and contracts from Newmont Mining Corporation and then its wholly owned subsidiary, Hospah Coal Company, (collectively, “Newmont). The operating assets included the ore already placed on the leach facility, which included all mineralized material and contained precious metals that had been mined and placed on one of the three leach pad areas at the Mesquite site prior to November 7, 2003.

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

At November 7, 2003, since no reserve study was available at the time to support management’s estimate, no value was attributed to metal on leach pads and metal-in-process inventory. We continue to place no value on metal on leach pads.

During the years ended December 31, 2005 and December 31, 2004, we produced 21,776 and 27,398 ounces respectively from the leach pads into metal-in-process inventory. Sales from metals-in-process inventory during the years ended December 31, 2005 and December 31, 2004, were 23,818 and 27,357 ounces respectively. Prior to November, 2003, we had no production activities.

The determination of both the ultimate recovery percentage and quantity of metal expected over time requires the use of estimates, which are subject to revision since they are based upon metallurgical test work. We expect to continue to process and recover metal from the leach pads until no longer considered economically feasible.

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

Results of Operations

Three Months Ended June 30, 2006 (“Q2/06”) Compared to the Three Months Ended June 30, 2005 (“Q2/05”)

Poured gold production for Q2/06 was 3,412 ounces compared with 5,996 ounces in Q2/05. Since no new ore has been placed on the leach pads since 2001, the productive capacity of the leach pads is diminishing and we are continuing with various strategies, initiated in the first quarter of 2006, to maintain output levels. Gold sales for Q2/06 were 3,375 ounces at an average selling price of $623.50 for revenues of $2,104,315 compared with 7,744 ounces at an average selling price, after hedging, of $405.46 for revenues of $3,139,880 in Q2/05. The higher average selling price reflects the increase in the world price for gold and our sale of all production in the spot market. We incurred no hedging losses in Q2/06 as compared to a loss of $185,838 in Q2/05.

Mine operating costs for Q2/06 were $1,892,336, compared to $1,575,598 for Q2/05. The increase reflects higher costs for power, cyanide, labor and an increase in consulting services in connection with the mine feasibility study. During the quarter we implemented cost reduction strategies aimed at concentrating production on the most productive areas of the leach pads. Mine site administration costs for Q2/06 were $348,813 compared with $331,639 in Q2/05. The reduction in costs relates primarily to lower property insurance costs. Depreciation, amortization and accretion expense for Q2/06 was $335,030 compared with $318,752 in Q2/05. Costs associated with the change in metal-in-process inventories in Q2/06 were $9,242 compared with $695,820 in Q2/05 as work in process inventories declined to 607 ounces at June 30, 2006 from 1,963 ounces at June 30, 2005. The foregoing factors resulted in a gross loss of $569,023 for Q2/06 compared with $75,509 in Q2/05.

General and administrative expense increased to $1,105,652 for Q2/06 from $507,515 for Q2/05. These administrative expenses include payments to consultants, legal and accounting fees, director’s fees and general and administrative expenses for the corporate office. The major reasons for the increase in Q2/06 over the previous year are costs associated with the transition to the new management team, transfer of corporate office activities from Reno, Nevada, to Toronto, Ontario, and greater activity focused on the feasibility study and planned re-commencement of production at Mesquite.

Stock based compensation represents the non-cash costs of options, as calculated under the Black-Scholes option pricing model, granted to directors, officers and employees. The increase in expense to $730,231 in Q2/06 from $83,422 in Q2/05 relates primarily to the options granted to the new management team in February and June of 2006.

Exploration activities at Mesquite were $272,260 and relate to the continuing costs of the recently completed mine feasibility study.

The above were the major factors in our reporting a net loss to common shareholders for Q2/06 of $2,614,115 or $0.04 per share, compared with a net loss of $711,250 or $0.02 per share in Q2/05.

In Q2/06, other comprehensive income includes a loss of $4,322 arising on conversion of the currency of the accounts of a foreign subsidiary to U.S. dollars. In Q2/05 other comprehensive income includes a gain of $101,426 in respect of the mark-to-market of forward gold sales contracts. We had no comparable income or expense in Q2/06 since we delivered into all hedge contracts in 2005.

Our net comprehensive loss in Q2/06 was $2,613,958 compared with $428,063 in Q2/05.

Six Months Ended June 30, 2006 (“2006 YTD”) Compared to the Six Months Ended June 30, 2005 (“2005 YTD”)

Poured gold production for 2006 YTD was 7,864 ounces compared with 12,532 ounces in 2005 YTD. Gold sales for 2006 YTD were 8,375 ounces at an average selling price of $582.56 for revenues of $4,878,943 compared with 14,092 ounces at an average selling price, after hedging, of $404.38 for revenues of $5,698,487 in 2005 YTD. We incurred no hedging losses in 2006 YTD as compared to a loss of $326,056 in 2005 YTD.

Mine operating costs for 2006 YTD were $3,871,503, compared to $3,161,940 for 2005 YTD. Mine site administration costs for 2006 YTD were $676,595 compared with $703,456 in 2005 YTD. Depreciation, amortization and accretion expense for 2006 YTD was $647,244 compared with $663,747 in 2005 YTD. Costs associated with the change in metal-in-process inventories in 2006 YTD were $312,210 compared with $763,499 in 2005 YTD as work in process inventories dropped to 607 ounces at June 30, 2006 from 1,963 ounces at June 30, 2005. The foregoing factors resulted in a gross loss of $828,728 for 2006 YTD compared with $217,421 in 2005 YTD.

General and administrative expense increased to $2,175,604 for 2006 YTD from $888,427 for 2005 YTD. The increase in costs relates to higher spending in the first quarter on legal and travel costs in connection with the proposed merger with Romarco Minerals Inc., costs of $233,000 relating to warrants issued for services provided in connection with the private placement in February 2006, and termination costs for several employees aggregating $466,510. In the second quarter, increased costs also derive from the transition to the new management team, the transfer of corporate office activities form Reno, Nevada, to Toronto, Ontario, and greater activity focused on the feasibility study and planned re-commencement of production at Mesquite.

The increase in stock based compensation expense to $1,770,156 in 2006 YTD from $199,861 in 2005 YTD relates primarily to the options granted to the new management team in February and June of 2006.

Exploration activities for 2006 YTD at Mesquite of $576,299 relate to the mine feasibility study.

We paid Romarco a “one- time” fee of $1,000,000 and expense reimbursement costs of $225,000 in Q1/06 in connection with our Termination Agreement.

Interest expense for 2006 YTD was $20,434 compared with $94,293 for 2005 YTD. The decrease reflects the repayment of the RMB and Romarco loans with the proceeds of the first tranche of $3,700,000 of private placement units that closed on February 13, 2006. Completion of the second tranche of $2,300,000 on February 20, 2006 provided us with significant cash balances for the remainder of the period ended June 30, 2006 which accounts for interest income increasing from $93,113 in 2005 YTD to $178,614 in 2006 YTD.

During Q1/06 we negotiated a no-cost settlement of certain liabilities we had previously assumed and expensed in connection with land exploration rights. This has been recorded as a gain on settlement of debt in the amount of $142,949.

The above were the major factors in our reporting a net loss to common shareholders for 2006 YTD of $6,445,392 or $0.11 per share, compared with $1,397,353 or $0.04 per share in 2005 YTD.

Our net comprehensive loss for 2006 YTD was $6,432,226 compared to $1,012,740 in 2005 YTD.

Liquidity and Capital Resources

At June 30, 2006 our cash balance was $3,775,058 and our working capital was $3,023,365. This represents a significant improvement in our financial position since December 31, 2005 when we reported cash of $52,387 and a working capital deficit of $2,514,895. At that time we were illiquid and our ability to continue as a going concern in the absence of additional financing was in question.

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

During the second quarter of 2006, 3,350,250 warrants to purchase shares of common stock were exercised for proceeds of $3,350,250. In addition, 500,000 preferred share warrants were exercised to purchase 1,470,588 common shares for proceeds of $300,000. The funds will be used to finance expansion plans at Mesquite once the feasibility study is completed.

Cash flows from operating activities in 2006 YTD were negative $3,283,260 compared with positive $258,690 in 2005 YTD. The major elements in the 2006 deficit were our net loss of $6,428,413, offset in part by non-cash depreciation and accretion expense of $647,244 and a decrease in non-cash working capital items totaling $494,925. Cash in 2006 YTD was also generated by the issuance of common stock, options and warrants for stock-based compensation, exploration assets and services in the amount of $2,139,656. In 2005 YTD, our net loss was $1,397,353, offset by non-cash depreciation and amortization of deferred loan financing costs of $669,257 and a decrease in non-cash working capital items of $723,417. Cash requirements for operating activities in 2005 YTD were also reduced by the issuance of common stock, options and warrants issued for services in the amount of $368,361.

In view of the deteriorating liquidity situation that continued into the early weeks of Q1/06 from 2005, investing activities continued at a low level. Subsequent to the management changes in February 2006 we have invested $387,784 on a new “wobbler” spray system designed to enhance solution grades coming from the leach pads.

Net cash provided by financing activities in 2006 YTD was $7,393,710. Cash receipts comprise the $6,000,000 proceeds of sale of 20,000,000 units in February 2006, the $3,350,250 received on exercise of 3,350,250 common share warrants at $1.00 and $300,000 received on exercise of preferred share warrants. Cash payments include the repayment of $2,205,186 of principal on the RMB and Romarco loans. In 2005 YTD, net cash used was $1,500,000 in respect of payments of principal on the RMB loan.

The foregoing factors resulted in an increase in our cash position during 2006 YTD of $3,722,671 and a decrease in our cash position during 2005 YTD of $1,204,429.

Recent Accounting Pronouncements

In November 2004, FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to our overall results of operations or financial position.

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

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. We have evaluated the impact of the adoption of SFAS No. 153, and does not believe the impact will be significant to our overall results of operations or financial position.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We will adopt FIN 47 beginning the first quarter of fiscal year 2006 and we do not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . We have evaluated the impact of the adoption of SFAS No. 154 and does not believe the impact will be significant to our overall results of operations or financial position.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006. We are currently evaluating the impact SFAS No. 155 will have on our consolidated financial statements, if any.

Contractual Obligations

The following table presents the contractual obligations outstanding as at June 30, 2006.

	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Reclamation and remediation obligations	$ 6,314,304	$ 408,650	$ 5,580,419	$ 70,404	$ 254,831

2006 Outlook

The closing of the $6,000,000 non-brokered private placement financing in February 2006 resolved the pressing liquidity issues faced by us. We have repaid our bank facility with RMB and the loans advanced by Romarco. The proceeds have been used to finance the Mesquite feasibility study which we plan to complete in August 2006. Our current expectation is to produce approximately 14,000 ounces of gold during 2006 assuming we continue to leach the material that was placed on the heap leach pads by pervious operators. We will continue to monitor our production and in the event of an unexpected drop in production or gold prices we could commence rinsing of the heap leach pads and reclamation activities.

We expect to fund a significant portion of the capital expenditures associated with developing Mesquite from the proceeds received from exercise of warrants during Q2/06 and warrants outstanding at June 30, 2006. In addition, we expect the continuing operations to generate sufficient cash flow to cover current production costs. If required, we plan on pursuing a debt facility to help finance our capital expenditures upon completion of the feasibility study.

Subsequent Event

On August 9, 2006, we announced the results of the feasibility study initiated in March 2006 for the re-commencement of production at the Mesquite Mine. Key findings of the study are a) that proven and probable reserves are 1.23 and 1.13 million ounces of gold, respectively, and that b) after tax returns of 41% are projected at a selling price of $700 per ounce, 30% at a selling price of $600, and 16% based on a gold selling price of $500 per ounce. Based on the feasibility study, we announced that we expect to make our first gold pour at Mesquite Mine in less than 19 months.

Safe Harbor Statement

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained above under “2006 Outlook” and in this Item 2, “Management’s Discussion and Analysis or Plan of Operation,” are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.

The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements.

•	the effect of political, economic and market conditions and geopolitical events;

•	legislative and regulatory changes that affect our businesses;

•	the availability of funds and working capital;

•	the actions and initiatives of current and potential competitors;

•	investor sentiment; and

•	our reputation.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the Securities and Exchange Commission should be considered in evaluating forward-looking statements.

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

Item 3.  Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and of our principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

On April 13, 2006, we issued 320,000 options to consultants, with an exercise price of $0.93 per share, as compensation for services rendered. The options are exercisable into 320,000 shares of Common Stock, vesting in three annual installments beginning on June 14, 2006. The options were valued at $252,800. We relied upon the exemption from registration found in Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”) in connection with these issuances.

On May 31, 2006, we issued 2,941,178 shares of common stock upon the conversion by RAB Special Situations, LLP (“RAB”) of its holding of 1,000,000 shares of Series A Preferred stock at an exercise price of $0.16. On the same date we issued 1,470,588 shares of common stock at a price of $0.19 per share for cash consideration of $300,000, upon the exercise by RAB of the warrants, originally to purchase 500,000 shares of common stock at $0.60. A further 257,736 common shares were issuable to RAB in respect of these transactions at June 30, 2006. We relied upon the exemption from registration found in Section 4(2) in connection with these issuances.

On June 14, 2006, we issued 500,000 options to an officer, with an exercise price of $2.03 per share, as compensation for services rendered. The options are exercisable into 500,000 shares of Common Stock, vesting in three equal annual installments beginning on June 14, 2006. The options were valued at $884,000. We relied upon the exemption from registration found in Section 4(2) in connection with this issuance.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Stockholders held on June 14, 2006, our stockholders:

1.	Elected the following five (5) directors to serve as the Board of Directors until the next annual meeting of stockholders and until their successors are duly elected and qualified:

Name	Votes For	Withheld
Randall Oliphant	32,759,863	216,440
Raymond Threlkeld	32,939,963	116,340
Vahan Kololian	32,839,863	216,440
Martyn Konig	32,764,363	211,940
Gerald Ruth	32,759,963	216,340

2.	Approved an amendment to our articles of incorporation to increase number of shares of common stock authorized from 100,000,000 to 500,000,000.

Votes For	Votes Against	Abstain
31,259,545	1,076,184	720,574

3.	Approved an amendment to our articles of incorporation to change the number of directors to not less than three and not more than nine.

Votes For	Votes Against	Abstain
32,217,676	31,951,010	122,086

4.
Approved our 2006 Stock Incentive Plan, which provides for the issuance of up to 5,000,000 shares of our Common Stock pursuant to options to our employees (including executive officers), directors and consultants and our affiliates.

Votes For	Votes Against	Abstain
31,257,538	1,033,960	21,975

5.	Ratified the appointment of HJ & Associates, LLC as our independent registered public accounting firm for the fiscal year ending December 31, 2006.

Votes For	Votes Against	Abstain
32,960,429	90,641	5,233

Item 5.  Other Information.

Severance Agreement

On August 9, 2006, we entered into Severance Agreements with Raymond Threlkeld, Brian Penny, Graham Desson, Wes Hanson , and Paul Semple (the “Executives”). The following summary of the severance Agreements is qualified in its entirety by reference to the full text of the Severance Agreement, a copy of which is attached to this Report as Exhibit 10.1. All capitalized terms in the following paragraph shall have the meanings ascribed to them in the severance agreement

Pursuant to the Severance Agreements, the Executives will receive the following compensation upon termination of employment: (1) for termination without Cause, the Executive will receive an amount between 100% and 150% of the Executive’s Annual Compensation, the Executive will have six months from termination to exercise any vested stock options to purchase shares of Common Stock (after six months the stock options will expire), and benefits will be continued for twelve months; (2) for termination for Cause, no amount will be paid; (3) for termination due to disability, the Executive will receive an amount equal to the Executive’s Annual Compensation for the first year, and at our discretion thereafter; (4) termination within the 18 months following a Change of Control, excluding death, disability, or Cause, or if the Executive terminated his employment within 6 months of a Triggering Event, the Executive will receive a sum equal to the Severance Amount (defined as 2 times the Executive’s Annual Compensation), the Executive’s options to purchase shares of Common Stock or rights to acquire our securities will become immediately exercisable (subject to the necessary regulatory approvals), and we will pay the Executive’s reasonable legal fees and expenses incurred as a result of the termination (including those incurred contesting or disputing the termination or enforcing any right or benefit under the Severance Agreement). As a condition precedent to receiving any payment(s) upon termination, the Executive must execute a Release, which releases us from any action, causes of action, claims, or demands the Executive has or thereafter may have regarding any matters existing on the date of the Release. Subject to certain events and the Executive’s failure to tender the Release or his revocation thereof, our payment obligation to the Executive may change.

Indemnification Agreement

        On August 9, 2006, we entered into Indemnification Agreements with our directors and officers.  The following summary of the Indemnification Agreements is qualified in its entirety by reference to the full text of the Indemnification Agreement, a copy of which is attached to this Report as Exhibit 10.2 All capitalized terms in the following paragraph shall have the meanings ascribed to them in Indemnification Agreement.

        Under the Indemnification Agreements, if the Indemnitee is a party to an Action or is threatened to be made party to an Action, or is a witness on our behalf or on behalf of our affiliate(s), because of his service to us as an officer, director, or another Entity in any capacity at our request, we are obligated to defend, indemnify, and hold harmless the Indemnitee against judgments, fines, settlement payments and expenses, reasonable attorneys’ fees, expenses and costs of investigation, and any related appeals.  Notwithstanding the foregoing, we are not obligated to indemnify the Indemnitee where a judgment or final adjudication adverse to the Indemnitee shows (1) his acts were committee in bad faith or by gross negligence, or were the result of his active and deliberate dishonesty, which was material to the cause of action, or (2) the Indemnitee personally gained, in fact, a financial profit or other advantage, illegally obtained.  If the Indemnitee is only partially successful, we will indemnify the Indemnitee to the extent he was successful.  We will advance funds to the Indemnitee to pay expenses incurred in defending an Action in advance of to its final disposition, however, the Indemnitee must repay such advances if a court determines that the Indemnitee was not entitled to such advances.  The Indemnification Agreement will continue until the later of (1) 6 years after the Indemnitee has ceased to serve as an officer, director, or another Entity in any capacity at our request, or (2) the final termination of all pending or threatened Actions involving the Indemnitee.

Item 6.                       Exhibits

10.1	Form of Severance Agreement between us and our officers	*
10.2	Form of Indemnification Agreement between us and our directors and officers	*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	*

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2006
WESTERN GOLDFIELDS, INC.

By: Raymond Threlkeld
Name: Raymond Threlkeld Title: President and Chief Executive Offier