Form 10QSB
period 2006-09-30
WESTERN GOLDFIELDS INC
filed 2006-11-14
CIK 1208038

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51076

WESTERN GOLDFIELDS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

IDAHO	38-3661016
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Bloor Street West, Suite 2102 , P.O. Box 110

Toronto, Ontario, Canada M4W 3E2
(Address of Principal Executive Offices)

416 324 6000
(Issuer's Telephone Number, Including Area Code)

Former address: 6502 E. Highway 78, Brawley, California 92227
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, par value $.01 value per share - 74,954,632 shares outstanding as of November 10, 2006.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Western Goldfields, Inc
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
		Restated (Note 15)
ASSETS
CURRENT ASSETS
Cash	$3,156,345	$52,387
Receivables	151,760	10,179
Inventories (Note 4)	485,412	905,347
Prepaid expenses	273,332	308,363
TOTAL CURRENT ASSETS	4,066,849	1,276,276

Property, plant, and equipment, net of
accumulated depreciation (Note 5)	4,517,421	4,860,434
Construction in progress	-	10,853
Investments - remediation and reclamation (Note 6)	6,398,913	6,248,220
Long-term deposits	326,588	319,286
Long-term prepaid expenses (Note 7)	1,047,467	1,161,204
TOTAL OTHER ASSETS	12,290,389	12,599,997

TOTAL ASSETS	$16,357,238	$13,876,273

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$367,767	$807,009
Accounts payable to related party (Note 13)	33,694	-
Accrued expenses	801,033	650,071
Dividends payable on preferred stock	-	34,375
Accrued expenses - related party	-	45,834
Loan payable - Romarco (Note 8)	-	705,186
Accrued interest	-	48,696
Loan payable, current portion	-	1,500,000
TOTAL CURRENT LIABILITIES	1,202,494	3,791,171

LONG-TERM LIABILITIES
Reclamation and remediation liabilities (Note 9)	4,852,289	6,196,570

TOTAL LIABILITIES	6,054,783	9,987,741

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 25,000,000 shares authorized;
nil and 1,000,000 shares issued and outstanding, respectively (Note 10)	-	10,000
Common stock, $0.01 par value, 500,000,000 shares authorized;
69,554,289 and 39,468,051 shares issued and outstanding,
respectively (Note 11)	695,543	394,681
Additional paid-in capital	22,816,127	10,444,652
Additional paid-in capital preferred	-	2,175,000
Value of shares to be issued (Note 11)	547,200	-
Stock options and warrants (Note 12)	8,748,953	4,942,188
Accumulated deficit	(22,508,165)	(14,077,989)
Accumulated other comprehensive income	2,797	-
TOTAL STOCKHOLDERS' EQUITY	10,302,455	3,888,532

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,357,238	$13,876,273

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		Restated - (Note 15)		Restated - (Note 15)
REVENUES
Revenues from gold sales	$1,897,155	$2,153,160	$6,776,098	$7,851,647

COST OF GOODS SOLD
Mine operating costs	1,680,398	1,599,709	5,551,901	4,761,649
Mine site administration	429,848	376,097	1,106,443	1,079,553
Selling, transportation, and refining	10,681	8,423	27,557	28,712
Depreciation, amortization and accretion	342,248	290,931	989,492	954,678
Royalties	72,475	97,677	255,718	700,654
Reclamation cost recovery	(1,459,859)	-	(1,459,859)	-
Inventory adjustment	118,227	27,764	430,437	791,263
	1,194,018	2,400,601	6,901,689	8,316,509
		-
GROSS PROFIT (LOSS)	703,137	(247,441)	(125,591)	(464,862)

EXPENSES
General and administrative	1,102,603	281,531	3,278,207	1,169,958
Stock based compensation	868,208	186,155	2,638,364	386,016
Severance costs payable in common shares	547,200	-	547,200	-
Exploration - Mesquite	171,894	-	748,193	-
Exploration - Other	79,210	26,424	214,128	143,222
	2,769,115	494,110	7,426,092	1,699,196
		-
OPERATING LOSS	(2,065,978)	(741,551)	(7,551,683)	(2,164,058)

OTHER INCOME (EXPENSE)
Expenses of Romarco merger termination	-	-	(1,225,000)	-
Interest income	88,839	40,150	267,453	133,263
Interest expense	-	(82,814)	(20,434)	(177,107)
Gain on extinguishment of debt	-	-	142,949	-
Loss on foreign exchange	(7,645)	-	(7,645)	-
(Loss) gain on sale of assets	-	-	(18,837)	26,334
	81,194	(42,664)	(861,514)	(17,510)

LOSS BEFORE INCOME TAXES	(1,984,784)	(784,215)	(8,413,197)	(2,181,568)

INCOME TAXES	-	-	-	-

NET LOSS	(1,984,784)	(784,215)	(8,413,197)	(2,181,568)

PREFERRED STOCK DIVIDENDS AND DEEMED DIVIDENDS	-	(1,700,000)	(16,979)	(1,700,000)

NET LOSS TO COMMON STOCKHOLDERS	(1,984,784)	(2,484,215)	(8,430,176)	(3,881,568)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	6,610	-	2,797	-
Forward sales derivative mark-to-market	-	60,934	-	445,547

NET COMPREHENSIVE LOSS	$(1,978,174)	$(723,281)	$(8,410,400)	$(1,736,021)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.06)	$(0.14)	$(0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	68,009,489	38,891,809	60,063,849	38,836,700

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Nine months ended September 30, 2006 - unaudited. Year ended December 31, 2005 - audited)

	Preferred Stock		Common Stock		Additional	Value of Shares	Stock Options		Other
	Number		Number		Paid-in	to be	and	Accumulated	Comprehensive
	of Shares	Amount	of Shares	Amount	Capital	Issued	Warrants	Deficit	Income (Loss)	Total

Balance, December 31, 2004	1,000,000	$10,000	$38,721,810	$387,218	$10,366,305	$-	$4,779,018	$(9,003,365)	$(687,467)	$5,851,709

Options issued for directors' services	-	-	-	-	-	-	173,658	-	-	173,658

Options issued for officers' services	-	-	-	-	-	-	281,920	-	-	281,920

Options issued for services by employees	-	-	-	-	-	-	58,953	-	-	58,953

Options issued for services by consultants	-	-	-	-	-	-	3,784	-	-	3,784

Common stock issued for services	-	-	746,241	7,463	158,998	-	-	-	-	166,461

Expiration of warrants & options	-	-	-	-	28,049	-	(28,049)	-	-	-

Extension of warrants due to expire	-	-	-	-	-	-	39,204	-	-	39,204

Surrendered warrants - Newmont	-	-	-	-	366,300	-	(366,300)	-	-	-

Net loss for the year ended
December 31, 2005	-	-	-	-	-	-	-	(3,340,249)	-	(3,340,249)

Deemed and accrued dividends on preferred stock	-	-	-	-	1,700,000	-	-	(1,734,375)	-	(34,375)

Other comprehensive income	-	-	-	-	-	-	-	-	687,467	687,467

Balance, December 31, 2005 (Restated - Note 15)	1,000,000	10,000	39,468,051	394,681	12,619,652	-	4,942,188	(14,077,989)	-	3,888,532

Common stock and warrants issued by way of
private placement (unaudited)	-	-	20,000,000	200,000	3,812,000	-	1,988,000	-	-	6,000,000

Common shares issued on conversion of
series A preferred stock	(1,000,000)	(10,000)	3,125,000	31,250	(6,250)	-	(15,000)	-	-	-

Common shares issued on conversion of
series A preferred stock warrants	-	-	1,562,500	15,625	284,375	-	-	-	-	300,000

Common shares issued on conversion of
common stock warrants	-	-	5,123,738	51,237	4,935,001	-	-	-	-	4,986,238

Common stock issued for exploration services and
exploration assets acquired	-	-	275,000	2,750	133,750	-	-	-	-	136,500

Value of shares issuable in respect of severance
agreements with former officers	-	-	-	-	-	547,200	-	-	-	547,200

Options issued for directors' services	-	-	-	-	-	-	868,439	-	-	868,439

Options issued for officers' services	-	-	-	-	-	-	1,439,076	-	-	1,439,076

Options issued for services by employees	-	-	-	-	-	-	330,849	-	-	330,849

Warrants issued for services by consultants	-	-	-	-	-	-	233,000	-	-	233,000

Expiration of warrants & options	-	-	-	-	1,037,599	-	(1,037,599)	-	-	-

Net loss for the nine months ended
September 30, 2006	-	-	-	-	-	-	-	(8,413,197)	-	(8,413,197)

Dividend on preferred stock	-	-	-	-	-	-	-	(16,979)	-	(16,979)

Other comprehensive income	-	-	-	-	-	-	-	-	2,797	2,797

Balance, September 30, 2006	-	$-	69,554,289	$695,543	$22,816,127	$547,200	$8,748,953	$(22,508,165)	$2,797	$10,302,455

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,413,197)	$(2,181,568)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Depreciation (Note 5)	807,099	743,170
Amortization of loan fees	-	198,632
Accretion expense (Note 9)	185,273	-
Reclamation cost recovery (Note 9)	(1,459,859)
Reclamation costs incurred (Notes 6 and 9)	(69,695)	-
(Gain) loss on sale of assets and investments	18,836	(26,334)
Interest accrued on investments - reclamation and remediation	(150,693)	(121,208)
Common stock issued for exploration assets and services	136,500	-
Common stock issuable in respect of severance agreements	547,200	-
Stock based compensation	2,638,364	386,016
Warrants issued for services of consultant	233,000	-
Cost of extending expiry date of warrants	-	5,333
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(141,581)	(11,562)
Inventories	419,935	727,449
Prepaid expenses	148,768	289,993
Long term deposits	(7,302)	(3,048)
Increase (decrease) in:
Accounts payable	(436,445)	137,108
Accounts payable - related parties	33,694
Accrued expenses	150,962	(176,521)
Accrued expenses - related parties	(45,835)	(13,718)
Accrued interest expense	(48,695)	14,688
		-
Net cash provided (used) by operating activities	(5,453,671)	(31,570)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, including Construction
in Progress	(472,069)	(10,853)
Proceeds from sale of investments	-	47,734
Net cash provided (used) by investing activities	(472,069)	36,881

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan	(2,205,186)	(1,500,000)
Common stock issued for cash	4,012,000	-
Warrants issued for cash	1,988,000	-
Exercise of warrants to purchase common stock	5,286,238	-
Preferred stock dividends	(51,354)	-
Net cash provided (used) by financing activities	9,029,698	(1,500,000)

Change in cash	3,103,958	(1,494,689)

Cash, beginning of period	52,387	1,534,778

Cash, end of period	$3,156,345	$40,089

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$69,130	$162,419

Taxes paid	$-	$-
NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Stock options and warrants issued for services	$2,638,364	$391,349
Exploration fees and assets paid by issuance of stock	$136,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Western Goldfields, Inc. (hereinafter the “Company”) and its wholly-owned subsidiaries are engaged in the exploration for, development of and extraction of precious metals principally in the state of California. The Company’s three wholly owned subsidiaries are Western Goldfields Canada Inc. (a management company), Western Mesquite Mines, Inc. (an operating company), and Calumet Mining Company (an exploration company).

The Company was in the exploration stage until late 2003. With the acquisition of the Mesquite Mine in November 2003, the Company exited the exploration stage and became an operating mining company. The Company’s first sale of gold from its production occurred in mid-January 2004.

In November and December 2003, the Company obtained significant additional capital through a private placement of its common stock. Management used the majority of the proceeds from the 2003 financing for operations of the Mesquite Mine, as well as exploration and development at the Mesquite Mine and its other properties.

During 2005 the Company’s deteriorating liquidity position resulted in the rescheduling of bank loan payments that were due on July 31 and October 31, 2005. As at December 31, 2005, the Company’s working capital deficit was $2,514,895. The Company obtained additional capital by completing a private equity financing in February 2006. The proceeds from the private equity financing were used to repay the outstanding debt, to fund the Mesquite Mine feasibility study which was completed in August 2006, and for general corporate purposes. As at September 30, 2006, the Company had working capital of $2,864,355.

The Company’s year-end for reporting purposes is December 31.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These financial statements include the accounts of Western Goldfields, Inc. and its 100% owned subsidiaries: Western Goldfields Canada Inc., Western Mesquite Mines, Inc., and Calumet Mining Company (collectively “Western Goldfields”.) The financial statements include the assets and liabilities of Western Goldfields as at September 30, 2006 and its results of operations and its cash flows for the period ended September 30, 2006. All significant inter-company accounts and transactions have been eliminated on consolidation.

The classification of certain items in these financial statements differs from that adopted in prior periods as a result of grouping or allocation. Such items have been reclassified in the financial statements of the prior period to conform to the new basis.

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

Subject to the comments that follow in respect of exploration and development costs, the accounting policies followed in preparing these financial statements are those used by Western Goldfields as set out in the audited financial statements for the period ended December 31, 2005. These interim statements should be read together with Western Goldfields’ audited financial statements for the period ended December 31, 2005. The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

The Company expenses exploration costs as incurred. The Company capitalizes costs incurred at development projects that meet the definition of an asset after mineralization is classified as proven and probable reserves (as defined by US reporting standards).

3. MINERAL PROPERTIES

The Company controls the following mineral properties:

California Property - Mesquite Mine

In July 2003, the Company issued 111,859 shares of common stock as a deposit on the purchase of the Mesquite Mine, in Imperial County, California, from Newmont Mining Corporation. In November 2003, the Company completed this purchase and issued an additional 2,217,609 shares of its common stock and warrants to purchase 2,494,810 shares of common stock at an exercise price of $1.00 per share. In December 2003, the Company issued 1,125,000 shares of its common stock and warrants to purchase 5,596,370 shares of its common stock at an exercise price of $1.00 per share in final settlement of its obligations under this agreement (See note 12).

	Amount	Value per share	Value
Reclamation Obligation Assumed	-	-	$5,998,994

Western Goldfields Common Stock	$3,454,468	$0.52	1,789,891
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common, 450 days from issuance and for five years thereafter (1)	2,494,810	0.18	449,066
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common, 815 days from issuance and for five years thereafter (1)	5,596,370	0.16	895,419
Total Consideration			$9,133,370

Allocation to Fixed Assets:
Property, plant and equipment, including buildings	$6,471,000
Mineral properties	2,662,370
$9,133,370
(1)	See Note 12

The fair market value of the acquired property, plant and equipment was determined by review by the Company’s mine operations contractor. The remaining value was allocated to mineral properties, and expensed in December 2003, as a part of $2,791,603 in exploration expense.

4. INVENTORIES

Inventories consist of the following as at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Metal-in-process	$238,990	$669,426
Supplies	246,422	235,921
Inventories	$485,412	$905,347

Metal-in-process inventory contained approximately 399 and 1,406 ounces of gold at September 30, 2006 and December 31, 2005, respectively.

	September 30, 2006	December 31, 2005
Beginning Metal-in Process Inventory	$669,426	$1,476,058
Operating Costs for the Period	7,116,260	7,977,474
Depreciation & Amortization for the Period	804,216	1,217,564
Less Cost of Metal Sales	(8,350,912)	(10,011,670)
Inventories	$238,990	$669,426

5. PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Buildings	$3,550,000	$3,550,000
Equipment	3,928,982	3,480,495
	7,478,982	7,030,495
Less accumulated depreciation	(2,961,561)	(2,170,061)
Net Property and Equipment	$4,517,421	$4,860,434

Depreciation expense for the nine months ended September 30, 2006 and for the year ended December 31, 2005 was $807,099 and $1,018,682, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts or by reviewing the carrying value of to the estimated values form used equipment brokers for plant and equipment. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

6.  RECLAMATION AND REMEDIATION INVESTMENTS AND BONDS

In November 2003, the Company entered into a bonding and insurance plan with American International Specialty Lines Insurance Company (“AIG”) in respect of the operations and certain closure liabilities of the Mesquite Mine. Initial premiums paid to the insurance company were $7,641,615, consisting of $5,998,994 to establish a reimbursement account in respect of the net present value of the expected reclamation costs, and $1,642,621 in respect of the prepaid premiums for an excess liability policy with an eleven year term covering closure and reclamation obligations up to $14,000,000 and a liability policy in respect of pollution and remediation obligations up to $5,000,000 with a ten year term .

During the quarter ended September 30, 2006, the Company commenced closure procedures in respect of the Vista heap leach pad and submitted related costs of $69,695 to AIG for reimbursement.

The following is a summary of cumulative activity in the reimbursement account at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
Original policy premium	$5,998,994	$5,998,994
Interest earned	469,614	249,226
	6,468,608	6,248,220
Reclamation costs reimbursed	(69,695)	-
Closing balance	$6,398,913	$6,248,220

The following bonds have been issued by AIG to regulatory agencies under the bonding component of the insurance program:

Bond Number	Inception/ Modification Date	Contract Amount	Obligee(s)
ESD 7315360	August 9, 2005	$1,179,465	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315361	August 9, 2005	$1,190,614	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315362	November 7, 2003	$61,783	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315363	November 7, 2003	$550,000	California Water Quality Control Board

ESD 7315358	November 7, 2003	$3,984,199	U.S. Bureau of Land Management

ESD 7315359	November 7, 2003	$50,000	CA State Lands Commission

The feasibility study completed during the quarter ended September 30, 2006 estimated a mineral reserve for the Mesquite Mine of 1,229,000 gold ounces of proven reserves, 1,132,000 gold ounces of probable reserves and a project life of 13 years. In light of the results of the feasibility study the Company revised its reclamation cost estimates and has commenced discussions with the regulatory agencies with a view to updating the bonding program.

7. LONG-TERM PREPAID EXPENSES

The Company has entered into an insurance policy with an 11 year term with AIG to insure closure and reclamation risks of up to $14,000,000 at the Mesquite Mine. The policy covers closure and reclamation risk above the amount covered by the Remediation and Reclamation Investment Account. The Company has entered into an additional policy with a 10 year term with AIG to insure pollution and remediation liabilities of up to $5,000,000. The advance premium of $1,642,621 in respect of these policies is being amortized over the terms of the policies.

	September 30, 2006	December 31, 2005
Original Policy Premiums	$1,642,621	$1,642,621
Amortization to date	(443,511)	(329,768)
Unamortized Premium Cost	1,119,110	1,312,853
Current Portion	(151,649)	(151,649)
Long-Term Prepaid Expenses	$1,047,467	$1,161,204

As a consequence of the feasibility study completed during the quarter ended September 30, 2006 and in anticipation of revisions in the bonding program, the Company intends to open discussions with AIG with a view to updating its insurance program.

8.  LOANS PAYABLE

Romarco Minerals Inc.

On September 30, 2005, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Romarco Minerals Inc. (“Romarco”). Pending completion of the Merger Agreement the Company obtained financing from Romarco by way of promissory notes, convertible into common stock of the Company at a conversion price of $0.17. The notes were payable on demand and bore interest at a rate of 12%. As at December 31, 2005 the liability to Romarco in respect of principal and interest was $705,186. On February 13, 2006, the Company announced that it and Romarco had terminated the Merger Agreement and had entered into a Termination Agreement under which, amongst other things, the Company repaid all outstanding promissory notes payable to Romarco, totaling $728,257 including principal and interest.

Project Financing

As part of the acquisition of the Mesquite Mine, the Company entered into a Credit Facility Agreement on November 5, 2003, with R.M.B. International, (Dublin) Limited (“RMB”), a Republic of Ireland corporation. This two-year credit facility agreement resulted in the Company receiving $6,000,000 for a mortgage, security, assignment, and financing agreement. Substantially all of the assets acquired in the Mesquite Mine were pledged and mortgaged under these agreements, as well as most of the Company’s other property. Interest accrued on this credit facility at LIBOR plus 6% per annum, on a monthly basis. In January, April, July and October 2004, the Company made the first four quarterly payments of $750,000 plus interest leaving a balance of $3,000,000 to be paid in 2005. In January and April of 2005 the Company made two more quarterly payments leaving a balance of $1,500,000 to be paid in 2005. On August 2, 2005 the Company entered into a Supplemental Agreement with RMB under which RMB agreed that it would not demand the loan payment due July 31, 2005 until October 31, 2005. On November 3, 2005 the Company issued to RMB 576,241 shares of its common stock to extend the two remaining loan payments until April 26, 2006. The loan was paid in full with interest on February 12, 2006.

As part of the credit facility agreement, the Company entered into a gold hedging program under which it sold forward 26,399 ounces of gold at $382.95 per ounce, or approximately 50% of expected production of gold from the heaps. These ounces were scheduled to begin delivery on January 30, 2004 and every three months thereafter until October 30, 2005. On each of the settlement dates, the Company settled in cash for the difference between the sales price and the hedged price times the number of scheduled ounces to be sold for that three month period. The Company was not required to put up collateral, and the Company was not subject to any margin requirements.

The Company sold gold for more than the hedged price in the periods ended January 30, April 30, July 30, and October 30, 2004 and 2005, it made payments under the hedge totaling $261,768 in 2004 and $687,480 in 2005, reducing revenue by corresponding amounts.

Since October 30, 2005, the Company has reverted to selling its gold production at prevailing market prices since all of the hedges were settled.

9. RECLAMATION AND REMEDIATION LIABILITIES

Federal, state and local laws and regulations concerning environmental protection affect the Company’s operations. Under current regulations, the Company is required to meet performance standards to minimize environmental impact from operations and to perform site reclamation and remediation activities. The Company’s provisions for reclamation and remediation liabilities are based on known requirements. It is not possible to estimate the impact on operating results, if any, of future legislative or regulatory developments. The Company’s estimate of the net present value of these obligations for the Mesquite Mine is based upon existing reclamation standards at September 30, 2005 and is in conformity with SFAS No. 143.

As part of the consideration for the Mesquite Mine acquisition, the Company assumed final reclamation and closure liabilities with an estimated net present value of $5,998,994. At that time the Company entered into a bonding and insurance plan with AIG in respect of these liabilities (Note 6 and 7). The increase in the net present value of the liability is recognized for accounting purposes as accretion expense during the period under review.

The feasibility study completed during the quarter ended September 30, 2006 estimated a mineral reserve for the Mesquite Mine of 1,229,000 gold ounces of proven reserves, 1,132,000 gold ounces of probable reserves and a project life of 13 years. In light of this information, the Company completed a review of the reclamation plan and the SFAS No. 143 reclamation and remediation liability as at September 1, 2006. The net present value of these obligations was revised to $4,893,690. The difference between this revised estimate and the accreted value up to August 31, 2006, has been accounted for as a recovery of $1,459,859.

The Company had previously completed a review of the reclamation plan and the SFAS No. 143 reclamation and remediation liability as at December 31, 2005. At that time, the net present value of these obligations was revised to $6,196,570 and the Company recorded a recovery in 2005 of $543,964. This adjustment was predominately due to changes in the estimated timing of costs to be incurred.

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the nine months ending September 30, 2006 and for the year ending December 31, 2005:

	September 30, 2006	December 31, 2005
Opening Balance	$6,196,570	$6,358,994
Accretion	185,273	381,540
Reclamation costs incurred	(69,695)	-
Reduction in the present value of obligations	(1,459,859)	(543,964)
Ending Balance	$4,852,289	$6,196,570

10.  PREFERRED STOCK

The Company has 25,000,000 shares, $0.01 par value per share, of preferred stock authorized. As of September 30, 2006 and December 31, 2005, there were no and 1,000,000 shares issued and outstanding, respectively

On December 31, 2004, the Company entered into a subscription agreement with RAB Special Situations, LLP (“RAB”), pursuant to which the Company issued and sold to RAB 1,000,000 shares of its Series “A-1” convertible preferred stock (“Series A Preferred”) and warrants to purchase up to 500,000 shares of its Series A Preferred, for an aggregate purchase price of $500,000.

The holders of Series A Preferred were entitled to receive dividends at a rate of 7.5% of the conversion price (as defined) per annum. The Company paid accrued dividends in the amount of $51,354 on conversion of the Series A Preferred on May 31, 2006.

The number of shares of Series A Preferred and the purchase price per share of Series A Preferred were subject to adjustment under certain circumstances, including upon the deemed issuance of additional shares of the Company’s common stock. On August 25, 2005, the Company issued an option to Romarco to purchase shares of its common stock at a price of $0.16 each, which constituted a deemed issuance. Accordingly the conversion price of the Series A Preferred was reduced to $0.16.

The warrants issued under the subscription agreement entitled the holder to purchase up to 500,000 shares of Series A Preferred, initially at an exercise price per share of $0.60. The warrants were exercisable for a period of two years at any time on or after December 31, 2004. Pursuant to the deemed issuance referred to above, the exercise price of the warrants was reduced to $0.19.

On May 31, 2006, RAB converted its holding of 1,000,000 Series A Preferreds at a conversion price of $0.16 per share to acquire 3,125,000 shares of common stock and exercised its warrants at a conversion price of $0.19 each to acquire 1,562,500 shares of common stock . 275,736 of these shares were issued to RAB on August 11, 2006

11. COMMON STOCK

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

On May 31, 2006 the Company issued 2,941,178 shares of its common stock upon the conversion by RAB Special Situations, LLP (“RAB”) of its holding of 1,000,000 shares of Series A Preferred stock at an exercise price of $0.16. At the same date the Company issued 1,470,588 shares of common stock at a price of $0.19 per share for cash consideration of $300,000, upon the exercise by RAB of the warrants, originally to purchase 500,000 shares of common stock at $0.60. A further 275,736 common shares were issued to RAB in respect of these transactions on August 11, 2006.

During the nine months period to September 30, 2006, the Company has issued 5,123,738 shares of common stock for cash consideration of $4,986,238 upon the exercise of 4,873,738 warrants to purchase common shares at $1.00 each and 250,000 warrants to purchase common shares at $0.45 each.

In addition, from time to time the Company has issued shares of common stock in satisfaction of obligations. Such issuances were made by reference to the closing price of the share on the date of issuance.

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

Under the terms of severance agreements dated October 21, 2005 with two former executives, the Company was obligated to issue an aggregate of 240,000 shares of common stock in the event of the completion of a feasibility study in respect of the Mesquite Mine. Completion of such a study was announced on August 9, 2006 at which date the closing price of the Company’s common shares was $2.28. The shares issuable in respect of this obligation were issued on October 25, 2006. The cost of $547,200 relating to this transaction has been included in compensation expense during the quarter ended September 30, 2006.

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

12. STOCK OPTIONS AND WARRANTS

The Company estimates the fair value of options and warrants using the Black-Scholes Option Price Calculation. During the nine month period ended September 30, 2006 the Company used the following assumptions in estimating fair value: risk-free interest rate in a range from 4.6% to 5.0% (2005 - 4%), volatility rate - 104% to 107% (2005 - 70%), and expected life of the options and warrants in a range from two to seven years (2005 - two to ten years). The Company also assumed that no dividends would be paid on common stock.

Some options and warrants may be exercised by means of a “cash-less exercise” to receive a number of shares of common stock equal in market value to the difference between the market value of the shares of common stock issuable under the options or warrant and the total cash exercise price of the option or warrant being exercised.

Options

On February 13, 2006, the Company issued 7,600,000 options to certain directors, officers and employees, with an exercise price of $0.34. The options are exercisable in three equal installments beginning on June 14, 2006 and thereafter on February 13, 2007 and 2008. The options were valued at $2,500,400.

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

On August 9, 2006, the Company issued 475,000 options to employees, with an exercise price of $2.28 per share. The options are exercisable in three equal annual installments beginning on August 9, 2006. The options were valued at $931,950.

In the first quarter of 2005, the Company granted 250,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.50. These options vested over a period of one year. The options were valued at $45,000.

In the second quarter of 2005, the Company granted 1,423,500 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.40. These options vested over a period of one year. The options were valued at $327,405.

In the fourth quarter of 2005, the Company granted 150,000 options exercisable for the purchase of one share of common stock each with an exercise price when vested of $0.40. These options vested over a period of six months. The options were valued at $11,250.

The following is a summary of stock options activity for the nine month period ending September 30, 2006 and for the year ended December 31, 2005:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Balance January 1, 2005	5,023,084	$ 0.76
Granted	1,823,500	$0.41
Cancelled / Expired	(173,684)	-
Outstanding at December 31, 2005	6,672,900	$0.69
Exercisable at December 31, 2005	6,385,984	$0.69

Weighted average fair value of options as of December 31, 2005			$0.26

Balance January 1, 2006	6,672,900	$0.69
Granted	8,895,000	$0.56
Cancelled / Expired	(771,650)	$0.80
Outstanding at September 30, 2006	14,796,250	$0.61
Exercisable at September 30, 2006	8,579,334	$0.63
Weighted average fair value of options as of September 30, 2006			$0.41

Warrants

The following is a summary of warrant activity for the nine month period ending September 30, 2006 and for the year ended December 31, 2005:

	Nine Months Ended September 30, 2006	Year ended December 31, 2005

Balance, start of period	22,302,849	25,462,515
Granted	11,000,000	-
Cancelled / Expired	(1,241,669)	(1,124,666)
Exercised	(5,123,738)	-
Surrendered	-	(2,035,000)
Balance, end of period	26,937,442	22,302,849

Warrants outstanding to acquire common shares of the Company at September 30, 2006 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date
100,000	$0.60	October 31, 2006 (1)
225,000	0.60	February 23, 2010
6,056,180	0.76	5 years after the 2nd anniversary of the effective date of the registration agreement in respect of the warrants and shares of warrant stock (1) (2)
9,562,262	1.00	October 31, 2006 - May 19, 2007 (3)
9,750,000	0.45	February 13, 2008 - February 17, 2008
1,000,000	0.30	February 14, 2008 (4)
150,000	1.00	December 18, 2006
26,937,442

(1)	As at September 30, 2006, the warrants and shares of warrant stock had not become effective by way of a registration statement.

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

(3)	The warrants were initially issued for a 2 year term. On October 20, 2005 the board of directors of the Company approved the extension of the term of the warrants by one year.

(4)	Issued to Metalmark Management LLC in respect of services rendered in connection with private placement dated February 14, 2006

13. RELATED PARTY TRANSACTIONS

On January 3, 2006 the Company issued 37,500 shares to Mountain Gold Exploration, Inc. (“Mountain Gold”) in settlement of an amount due under an exploration and mining lease agreement (“the Lease Agreement”). Thomas Callicrate, who prior to January 3, 2006 was the Company’s Vice President of Exploration and a Director, is the President, Secretary and Treasurer of Mountain Gold.

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

In March 2006, the Company concluded a cost sharing agreement with Silver Bear Resources Inc. (an Ontario corporation) (“Silver Bear”) under which a portion of Silver Bear’s office overhead is now charged to the Company on the basis of the expected time commitment of the staff involved. The Company is related to Silver Bear as the senior executives of Silver Bear also serve as senior executives and directors of the Company. During the nine month period ended September 30, 2006, overhead costs of approximately $186,300 were charged to the Company under this agreement and as at September 30, 2006, $33,694 was payable to Silver Bear.

On February 10, 2005 and March 1, 2005 the Company issued 12,500 and 25,000 shares of common stock, respectively, to Mountain Gold in settlement of amounts owing under the Lease Agreement. Thomas Callicrate, who at the time was the Company’s Vice President of Exploration and a Director, is the President, Secretary and Treasurer of Mountain Gold.

On April 26, 2005, the Company issued 35,000 shares of common stock to Mountain Gold in settlement of an amount due under the Lease Agreement. Thomas Callicrate, who at the time was the Company’s Vice President of Exploration and a Director, is the President, Secretary and Treasurer of Mountain Gold.

On April 26, 2005, the Company issued 25,000 shares of common stock to Proteus Capital Corp. (“Proteus”), a corporation owned and controlled by Douglas Newby, who at the time was Executive Vice-President and a Director of the Company, in consideration for the negotiation of a subscription agreement with RAB. Mr. Newby had a separate consulting relationship with the Company, whereby Proteus was compensated for consulting services at the rate of $4,000 per month plus expenses. On February 15, 2005 Proteus agreed to provide executive management and director services on a part-time basis for the Company for a monthly fee of $9,167. Mr. Newby resigned as Chairman of the Board, President and Chief Executive Officer effective February 13, 2006 and as a Director effective March 29, 2006.

14. COMMITMENTS AND CONTINGENCIES

Mining Industry

The Company is engaged in the exploration and development of mineral properties. At present, the Company has completed a feasibility study which establishes proven and probable reserves.

Although the minerals exploration and mining industries are inherently speculative and subject to complex environmental regulations, the Company is unaware of any pending litigation or of any specific past or prospective matters which could impair the value of its mining claims.

Lease Agreement

On November 1, 2005, the Company leased office space in Reno, Nevada to provide for corporate offices. This lease was for a term of three years, requiring monthly minimum lease payments of $2,215. The lease was renewable for three one-year renewal periods at a 5% increase in base rent to $2,326 per month and $2,558 in the third year. The Company closed the Reno office in June 2006 and the Company’s obligations were terminated by way of an assignment and assumption of lease agreement dated July 5, 2006.

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

Drilling Program at Mesquite Mine

Subsequent to the announcement of the results of the feasibility study on August 9, 2006 the Company entered into a contract valued at $1,723,000 with Layne Christenson Company, a contract drilling company, to explore for and develop a potential sulfide gold resource at the Rainbow East and Vista East areas of the Mesquite property. The program involves 70 to 100 holes and the estimated footage for the program is 60,000 to 80,000 feet. The program is ongoing and results are not yet available.

15.  CORRECTION OF ERROR

Subsequent to release of its audited financial statements for the year ended December 31, 2005, the Company has determined that the conversion option of its Series A Preferred stock (see Note 10) constitutes a contingent “beneficial conversion feature” in terms of EITF 98-5. Previously, the Company had not recognized any conversion benefit arising to holders of the Series A Preferred stock when the Company granted an option to Romarco Minerals Inc. on August 25, 2005. The Company has valued the conversion benefit arising to holders of the Series A Preferred stock and warrants at $1,700,000 and has accounted for this as a deemed dividend as at the date of the trigger event, August 25, 2005. The Company has revised its financial statements for the nine month period ended September 30, 2005 and for the year ended December 31, 2005 to reflect this error correction.

	September 30, 2005
Financial Position	As Originally Reported	As Restated
Additional paid-in capital	$475,000	$2,175,000
Accumulated deficit	(11,184,933)	(12,884,933)

	Three Months ended September 30, 2005		Nine Months ended September 30, 2005
Statement of Operations and Comprehensive Loss	As Originally Reported	As Restated	As Originally Reported	As Restated
Additional paid-in capital - preferred	$-	$(1,700,000)	$-	$(1,700,000)
Net loss to common shareholders	(784,215)	(2,484,215)	(2,181,568)	(3,881,568)
Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.04)	$(0.10)

	December 31, 2005
Financial Position	As Originally Reported	As Restated
Additional paid-in capital	$475,000	$2,175,000
Accumulated deficit	(12,377,989)	(14,077,989)

16. SUBSEQUENT EVENTS

During the period October 1 to October 31, 2006, the Company has received $4,631,162 in respect of the exercise of 4,631,162 warrants to purchase common shares at a price of $1.00 and $66,000 in respect of the exercise of 135,000 options to purchase common shares.

Item 2: Management’s Discussion and Analysis or Plan of Operations

(Dollar amounts are stated in thousands of US dollars unless otherwise stated)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Western Goldfields Inc and its subsidiaries (collectively “Western Goldfields” or the “Company”). This item should be read in conjunction with our unaudited consolidated financial statements and the notes thereto included in this quarterly report.

Overview

We are an independent precious metals production and exploration company with operations focused in the western United States. In November 2003 we acquired the Mesquite Mine (“Mesquite” or “the Mine”) from a subsidiary of Newmont Mining Corporation (“Newmont”). Mesquite is our principal asset, providing us with current gold production based on leaching the material that was placed on the heap leach pads by Newmont and previous owners of the property. As a result of the current relatively high selling price for gold, since the acquisition from Newmont this production has provided us with operating cash flow to help sustain our operations pending completion of a feasibility study which we believed would justify resumption of mining operations.

In February 2006, we closed a $6,000 private placement financing which significantly improved our financial position, enabled us to repay all our outstanding debt and proceed towards completion of the Mesquite feasibility study. We also announced the appointment of new directors and a new management team.

On August 9, 2006 we announced the completion of the Mesquite feasibility study, which indicated proven and probable reserves of 2.36 million ounces of gold. On the basis of this study we are now focused on equipment specification and related financing with a view to resumption of mining operations in the second quarter of 2008.

The Mesquite Feasibility Study

In March 2006, we initiated a feasibility study with a view to expanding our operations and identifying mineable reserves at Mesquite. Specifically, the study was designed to determine whether mineralized material, which is accessible under the approved expansion permits, can be economically exploited. The study used drilling results conducted by previous holders of the property and mineral rights. The total cost of the feasibility study was $838.

In August 2006, Micon International Limited (“Micon”), a consultant from Toronto, Canada, completed the feasibility study and reported positive results.

The mineral reserve estimate for the Mesquite Mine Feasibility Study was prepared by M. Hester, FAusIMM, Vice President, Independent Mining Consultants, Inc. (“IMC”), Tucson AZ. The following technical information has been excerpted or otherwise derived from the information in the feasibility study and a technical report entitled “Technical Report on the Mesquite Expansion Feasibility Study, Imperial County, California,” dated August 6, 2006.

Mineral Reserve Estimate

  The feasibility study was based upon the mineral reserve estimates compiled by IMC. IMC updated the resource block model for the Mesquite Mine in May 2006. The May resource model was estimated and classified based primarily on the historical drill data, consisting of 6,221 predominantly reverse circulation drill holes totaling 2.7 million feet. Gold assays were collected on five foot intervals providing approximately 487,850 sample intervals that were used in completing the estimate.

It is the opinion of IMC that the proposed mine production schedule defines a mineral reserve for a mining project. Measured and indicated mineral resources in the design pits are converted to proven and probable mineral reserves respectively. Oxide reserves are reported using a cut-off grade of 0.006 oz per ton, non-oxide reserves are reported above a 0.012 oz per ton cut-off grade. The final pit design for the Mesquite Mine was based on floating cones at a gold price of $450 per ounce, except for the west side of the Vista ore body and east side of the Big Chief ore body where floating cones of $350 were used to define the location of a planned surface diversion drainage channel. Pit designs included haul roads and adequate working room for the equipment.

The IMC estimates for mineral reserves for the Mesquite Mine are described in the following table.

Mesquite Mineral Reserves (1)
August 2006

Reserve Class	Tonnage (000s) (2)	Grade oz/ton	Gold Ounces	Metallurgical Recovery (3)
Proven Mineral Reserves
Oxide	55,923	0.017	923,000	75-80%
Non-oxide	12,749	0.024	306,000	35-40%
Total Proven	68,672	0.018	1,229,000
Probable Mineral Reserves
Oxide	52,589	0.017	910,000	75-80%
Non-oxide	9,647	0.023	222,000	35-40%
Total Probable	62,236	0.018	1,132,000

(1) The term “reserve” means that part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. The mineral reserves were estimated in accordance with Industry Guide 7, administered by the Securities and Exchange Commission and the Canadian Institute of Mining, Metallurgy and Petroleum’s “Standards on Mineral Reserves, Definitions and Guidelines.”

The term “economically,” as used in the definition of reserve, means that profitable extraction or production has been established or analytically demonstrated in a full feasibility study to be viable and justifiable under reasonable investment and market assumptions.

The term “legally,” as used in the definition of reserve, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at the Mesquite Mine will be accomplished in the ordinary course and in a timeframe consistent with our current mine plans.

The term “proven reserves” means reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurements are spaced so closely and the geologic character is sufficiently defined that size, shape, depth and mineral content of reserves are well established.

The term “probable reserves” means reserves for which quantity and grade are computed from information similar to that used for proven reserves, but the sites for sampling are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for  proven reserves, is high enough to assume continuity between points of observation.

Proven and probable reserves were calculated using different cut-off grades. The term “cut-off grade” means the lowest grade of mineralized material that can economically be included in the reserves in a given deposit. Cut-off grades vary between deposits depending upon prevailing economic conditions, mineability of the deposit, amenability of the ore to gold extraction, and type of milling or leaching facilities available. The cut-off grades used in the reserve estimates at the Mesquite Mine were 0.006 for oxide material and 0.012 for non-oxide material.

August 2006 reserves were calculated at a gold price of $450.

(2) Tonnages include allowances for losses resulting from mining methods. Tonnages are rounded to the nearest 100,000.

(3) Ounces are estimates of metal contained in ore tonnages and do not include allowances for processing losses. Metallurgical recovery rates represent the estimated amount of metal to be recovered through metallurgical extraction processes. Ounces are rounded to the nearest 1,000.

Economic Evaluation

The feasibility study forecasts that increased gold production at the Mine could be achieved within 19 months. Based on the estimated mineable reserves, we have developed a mine plan and processing design to mine and treat around 16 million tons of ore per year.  Based on the estimated total of 131 million tons contained in the mineable reserves, we project a project life of about 13 years, including 19 months of engineering, procurement, construction and development followed by about 9½ years of mine production and 2 additional years of re-leaching. During the additional two years of re-leaching, we project to recover an additional 85,000 ounces of gold.

The feasibility study projects that we can produce ore from the Mine containing approximately 165,000 ounces recoverable gold per year, using conventional open pit mining methods and a run-of-mine (ROM) leach pad. Average gold recovery is assumed to be 76% during the life of the mine. Depending on ore grade and recovery, this requires mining between 10.1 million and 16.2 million tons of ore per year (average of 13.6 million tons of ore per year). The peak total material movement is 54 million tons per year. The mine plan has been sequenced to allow a significant amount of waste to be backfilled into previously completed mining areas.

Other key estimates from the feasibility study include:

•	initial capital expenditures of approximately $88.2 million. See the chart below for further details regarding the capital cost estimates involved with reactivating the Mine;

•
cost of goods sold per ounce of $335, excluding the pre-stripping expense, based on estimates that assumed second quarter 2006 high energy and commodity prices. (See the subsection below that provides detail regarding the estimated cost of goods sold per ounce of gold);

•	pre-production stripping expense of $18.7 million, to be incurred principally in 2007; and

•	sustaining capital requirements of approximately $14.7 million.

The feasibility study results were derived based on the following main assumptions:

•	sunk costs were not included;

•	payment of applicable royalties, being approximately $20 million was included;

•	payment of the California gold tax, being approximately $8 million was included;

•	a working capital allowance was not included;

•	state and federal income taxes, including property taxes, were included; and

•	all operating and capital costs were based on second quarter US dollar costs.

Capital Cost Estimates

The following chart shows the feasibility study estimates regarding the main initial capital costs that will be involved in the reactivation of the Mine.

Initial Capital Cost Summary
(in $ millions)

Mining fleet	$59.0
Infrastructure
Mine maintenance facility	4.6
Plant and improvements	7.6
Heap leach pad expansion	9.2
Reagents, freight spares	2.1
Subtotal	23.5
Contingency	2.7
Owners cost	1.2
Project indirects	1.8
Subtotal	5.7
Total	$88.2

Operating Cost Estimates

The following chart shows the feasibility study estimates regarding the main operating costs that will be involved in the operation of the Mine. Operating cost estimates included all on site mining and processing activities as well as general and administration costs to manage the operations. The operating costs were based upon August 2006 salary levels and consumable costs for the existing operations at the Mine.

Unit Operating Costs Estimates

Mining cost per ton	$0.76
Processing cost per ton of ore	$1.02
General and administrative cost per ton	$0.32
California gold tax per ounce	$5.00
Royalties (NSR)	2.41%

Cost of Goods Sold Per Ounce

The following chart shows the feasibility study estimates regarding the cost of goods sold from the Mine during the life of the mine.

Cost of Goods Sold Per Ounce
($ per ounce)

Cash operating cost	$318
California gold tax	5
Royalties	12
Cost of Goods Sold Per Ounce Before
Pre-Production Stripping Expense	335
Pre-production stripping expense (principally 2007)	11
Total Cost of Goods Sold Per Ounce	346
Total capital (LOM) - $102.9 million
Total ounces of gold recovered - 1,666,255
Capital cost per ounce recovered	62
Total costs per ounce	$408

Selected Financial Results (in $000s)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues net	$1,897	$2,153	$6,776	$7,852
Gross profit (loss)	703	(247)	(126)	(465)
Net loss	(1,985)	(7,84)	(8,413)	(2,182)
Net loss to common shareholders	(1,985)	(2,484)	(8,430)	(3,882)

Net loss per common share, basic and diluted	$(0.03)	$(0.06)	$(0.14)	$(0.10)

Gold ounces produced	3,029	4,989	10,893	17,521
Gold ounces sold	3,070	5,244	11,445	19,336
Average price received per ounce	$618	$411	$592	$406
Cash operating costs per ounce(i)	$753	$402	$644	$381

(i)	Cash operating costs include mine cost of goods sold less non-cash depreciation, amortization and accretion, and reclamation cost recovery.

Consolidated Financial Results / Overall Performance (in $000s)

The Company’s net loss to common shareholders for the three and nine month periods ended September 30, 2006 was $1,985, or $0.03 per share, and $8,430, or $0.14 per share, respectively. This compares with $8,430, or $0.06 and $3,882 or $0.10 for the comparable periods in the previous year.

Results for the three month period, as compared with the previous year, were negatively impacted by the 41% reduction in gold ounces sold from 5,244 ounces to 3,070 ounces. With no new material being placed on the leach pads, it is becoming increasingly difficult to extract the residual gold and maintain the solution grades coming from the leach pad. This lower production was substantially offset by the 51% increase in the average selling price per ounce from $411 to $618, reflecting the continuation of relatively strong pricing in world markets and the sale of a higher proportion of our output on the spot market. Cash operating costs per ounce for the three month period, as compared with the previous year, were $753 and $402, respectively. During the quarter ended September 30, 2006, we revised the net present value of our reclamation plan obligations downward to $4,894 from $6,354, giving rise to a recovery of $1,460 in respect of accretion expense previously recorded. The reduction was primarily associated with a revision in the forecast timing of these obligations in light of the feasibility study. During the quarter ended September 30, 2005, we recognized a conversion benefit arising to holders of our Series A Preferred stock and warrants in the amount of $1,700 and accounted for this as a deemed dividend. The conversion benefit was triggered by our granting to Romarco Minerals Inc. an option to purchase our common stock on August 25, 2005.

Results for the nine month period, as compared with the previous year, were impacted by all of the above factors. Gold ounces sold fell from 19,336 to 11,445 or 41% and the average selling price was up from $406 to $592 or 46%. Cash operating costs per ounce for the nine month period, increased from $381 to $644, or 69%. In addition, the nine month results reflect an increase in other operating expenses from $1,699 to $7,426 reflecting higher general and administrative expenses, stock based compensation costs, severance costs resulting from management changes, and the costs of our feasibility study.

As a result of the diminishing productive capacity of the leach pads, throughout 2006 we have been implementing strategies to maintain output levels and reduce costs. Ounces produced for the three and nine month periods ended September 30, 2006 were 3,029 and 10,893 respectively. This compares with 4,989 and 17,521 for the comparable periods in the previous year. We continually monitor solution grades being produced by the leach pads with a view to optimizing output; during the third quarter we concluded that it was no longer economic to continue leaching the Vista pad and we commenced closure operations. Under the terms of our bonding arrangement with AIG, costs of closure are reimbursable and we made our first submission for cost recovery during the quarter.

Revenues from gold sales for the three months ended September 30, 2006 decreased by $256 or 12% compared to the corresponding period in 2005 as lower ounces sold more than offset higher selling prices. Gross revenues from gold sales for the nine months ended September 30, 2006 decreased $1,076 or 14%. The following analysis summarizes the change in gold sales revenue:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Gold sales revenue	$1,897	$2,153	$6,776	$7,852
Average price realized per ounce	$618	$411	$592	$406
Decrease in revenues	$(256)		$(1,076)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006 vs 2005	2006 vs 2005

Change in revenues attributable to ounces sold	$(893)	$(3,204)
Change attributable to average selling price	$637	$2,128

Cost of goods sold for the three months ended September 30, 2006 decreased by $1,207 or 50% compared to the corresponding period in 2005. The decrease results from recognition of a recovery of $1,460 in respect of reclamation plan obligations at the Mesquite Mine. On completion of the feasibility study in August 2006, we re-evaluated the net present value of closure costs in light of the extended life of the mine and the revised reserve estimates. Closure costs were estimated at $4,894 compared with $6,354 previously estimated. Excluding this element, cost of goods sold for the third quarter increased by $253 or 11%. Cost of goods sold for the nine months ended September 30, 2006, after adjusting for the recovery of reclamation costs, increased by $46 or 1% compared to the corresponding period in 2005. The changes in both the three month and nine month periods relate primarily to increases in power costs, hiring and relocation costs, and costs associated with a reduction in in-process gold inventories.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Cost of goods sold (after adjustment for reclamation
cost recovery)	$2,654	$2,401	$8,362	$8,316
Gross loss % (including above)	40%	12%	23%	6%

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006 vs 2005	2006 vs 2005
Change in cost of goods sold (after adjustment for reclamation
cost recovery)	$253	$46
Change in gross loss %	28%	17%

A comparison of the major components of cost of goods sold excluding the reclamation cost recovery is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Mine operating costs	$1,680	$1,600	$5,552	$4,762
Mine site administration	430	376	1,106	1,080
Depreciation, amortization and accretion	342	291	989	955
Royalties	72	98	256	701
Inventory adjustment	118	28	430	791

Other operating expenses for the three months ended September 30, 2006 increased by $2,275 or 460% compared to the corresponding period in 2005. The increase reflects higher general and administrative costs, including legal costs in connection with several regulatory filings, costs of the expanded management team and costs in connection with the Toronto Stock Exchange listing. Also included is a higher charge for stock based compensation which is driven by the award of options to the new management team in February 2006 and further awards made to additional hires in the second and third quarters of 2006. During the third quarter of 2006 we also incurred costs in respect of the value of shares to be issued to two former executives under the terms of their severance arrangements and costs to complete the feasibility study, neither of which occurred in the previous year. Other operating expenses for the nine months ended September 30, 2006 increased by $5,727 or 337% compared to the corresponding period in 2005. Higher general and administrative costs reflect the elements noted above as well as higher costs earlier in 2006 such as legal and travel costs in connection with the proposed merger with Romarco Minerals Inc., costs relating to warrants issued for services provided in connection with the private placement financing in February 2006 and termination costs for several employees. The charge for stock based compensation for the nine month period includes the charges in connection with options awarded to the new management team in February 2006 and to new hires thereafter.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Other operating expenses	$2,769	$494	$7,426	$1,699
As % of revenues	146%	23%	110%	22%

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006 vs 2005	2006 vs 2005
Change in other operating costs	$2,275	$5,727
Change in % of revenues	123%	88%

A comparison of the major items included in other operating expenses is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
General and administrative	$1,103	$282	$3,278	$1,170
Stock based compensation	868	186	2,638	386
Severance costs payable in common shares	547	-	547	-
Exploration -Mesquite	172	-	748	-

Other income for the three months ended September 30, 2006 was $81 compared to expense of $43 in the corresponding period in 2005. The change relates to the fact that the Company has not carried any debt and has had cash available for investment since the private placement in February 2006. This initial cash infusion has been supplemented by cash received upon exercise of preferred and common share warrants. Other expense for the nine months ended September 30, 2006 was $862 compared with $18 in the corresponding period in 2005. In February 2006, the Company incurred costs of $1,225 to terminate the proposed Romarco merger.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Other income (expense)	$89	$(43)	$(862)	$(18)

Results of Operations

Three Months Ended September 30, 2006 (“Q3/06”) Compared to the Three Months Ended September 30, 2005 (“Q3/05”)

Poured gold production for Q3/06 was 3,029 ounces compared with 4,989 ounces in Q2/05. Since no new ore has been placed on the leach pads since 2001, the productive capacity of the leach pads is diminishing and we are continuing with various strategies, initiated in the first quarter of 2006, to maintain output levels. Gold sales for Q3/06 were 3,070 ounces at an average selling price of $618 for revenues of $1,897 compared with 5,244 ounces at an average selling price, after hedging, of $411 for revenues of $2,153 in Q3/05. The higher average selling price reflects the increase in the world price for gold and our sale of all production in the spot market. We incurred no hedging losses in Q3/06 as compared to a loss of $133 in Q3/05.

Mine operating costs for Q3/06 were $1,680, compared to $1,600 for Q3/05. The increase reflects higher power rates and increases in engineering department labour and use of consultants. During Q3/06 we continued our strategies aimed at lowering costs and concentrating production on the most productive areas of the leach pads. Mine site administration costs for Q3/06 were $430 compared with $376 in Q3/05, reflecting additional staffing and relocation costs. Depreciation, amortization and accretion expense for Q3/06 was $342 compared with $291 in Q3/05. The increase reflects higher accretion expense associated with revisions to the reclamation plan at Mesquite. Costs associated with the change in metal-in-process inventories in Q3/06 were $118 compared with $28 in Q3/05 as work in process inventories declined to 399 ounces at September 30, 2006 from 607 ounces at June 30, 2005. During Q3/06 we recorded a cost recovery of $1,460 resulting from a reduction in the estimate of the net present value of reclamation costs at Mesquite. A re-evaluation of these costs was made on completion of the feasibility studying in August 2006. The foregoing factors resulted in a gross profit of $703 for Q3/06 compared with a gross loss of $247 in Q3/05.

General and administrative expense increased to $1,103 for Q3/06 from $282 for Q3/05. We incurred significant legal costs during Q3/06 in connection with regulatory filings designed to facilitate the exchange of and trading in our common shares, warrants and options. Substantial legal and listing fees were also incurred in connection with the listing of our common shares on The Toronto Stock Exchange. The higher costs for the quarter also reflect higher management salary costs, related recruiting costs and management travel costs as we completed the feasibility study and started to gear up for resumption of mining operations at Mesquite.

Stock based compensation represents the non-cash costs of options, as calculated under the Black-Scholes option pricing model, granted to directors, officers and employees. The increase in expense to $868 in Q3/06 from $186 in Q3/05 relates to the ongoing amortization of expense related to the options granted to the new management team in February and June of 2006 as well as front-end weighted amortization of new options granted during Q3/06.

Under the terms of severance arrangements concluded with two of our former officers in October 2005, we were required to issue an agreed number of our common shares upon completion of the Mesquite feasibility study. The completion of the study was announced on August 9, 2006 and we used the closing price of the stock on that date to calculate the liability to these former officers in the amount of $547. The shares issuable under this agreement were issued on October 19, 2006.

Exploration activities at Mesquite during Q3/06 were $172 and relate to the completion of the mine feasibility study.

In Q3/05 we recognized a conversion benefit arising to holders of our Series A Preferred stock when we granted an option to Romarco Minerals on August 25, 2005. We valued the benefit at $1,700 and accounted for this as a deemed dividend and as additional paid-in capital.

The above were the major factors in our reporting a net loss to common shareholders for Q3/06 of $1,985 or $0.03 per share, compared with a net loss of $2,484 or $0.06 per share in Q3/05.

Other comprehensive income in Q3/06 includes $7 in respect of a gain arising on the conversion of the financial results of our Canadian subsidiary from Canadian to United States dollar. There was no such conversion in the prior year. In Q3/05 other comprehensive income includes a gain of $61 in respect of the mark-to-market of forward gold sales contracts. We had no comparable income or expense in Q3/06 since all gold sales were on a spot basis.

Our net comprehensive loss in Q3/06 was $1,978 compared with $723 in Q3/05.

Nine Months Ended September 30, 2006 (“2006 YTD) Compared to the Nine Months Ended September 30, 2005 (“2005 YTD”)

Poured gold production for 2006 YTD was 10,893 ounces compared with 17,521 ounces in 2005 YTD. Gold sales for 2006 YTD were 11,445 ounces at an average selling price of $592 for revenues of $6,776 compared with 10,336 ounces at an average selling price, after hedging, of $406 for revenues of $7,852 in 2005 YTD. We incurred no hedging losses in 2006 YTD as compared to a loss of $459 in 2005 YTD.

Mine operating costs for 2006 YTD were $5,552 compared to $4,762 for 2005 YTD. The increase reflects higher power costs and increases in the number of our engineering department staff and use of consultants. Mine site administration costs for 2006 YTD were $1,106 compared with $1,080 in 2005 YTD. Depreciation, amortization and depletion expense for 2006 YTD was $989 compared with $955 in 2005 YTD. The increase reflects higher accretion charges relating to changes in the reclamation program at Mesquite. 2006 YTD costs also reflect the reclamation cost recovery of $1,460 noted in the Q3/06 comments. Costs associated with the change in metal-in-process inventories in 2006 YTD were $430 compared with $791 in 2005 YTD, as work in process inventories dropped by 1,007 ounces in the nine months to September 30, 2006 as compared with 2,298 ounces in the nine months ended September 30, 2005. The foregoing factors resulted in a gross loss of $125 for 2006 YTD compared with $465 in 2005 YTD.

General and administrative expense increased to $3,278 for 2006 YTD from $1,170 for 2005 YTD. A substantial part of this increase occurred in Q3/06 for the reasons noted above. Higher costs earlier in the first quarter of 2006 related to legal and travel costs in connection with the proposed merger with Romarco Minerals Inc., the cost of warrants issued for services provided in connection with the private placement in February 2006 and termination costs for several employees. In the second quarter increased costs resulted from the transition to the new management team, the transfer of corporate office activities from Reno, Nevada to Toronto, Ontario, and greater activity focused on the feasibility study and planned re-commencement of production at Mesquite.

The increase in stock based compensation expense to $2,638 in 2006 YTD from $386 in 2005 YTD relates primarily to the options granted to the new management team in February and subsequent grants to new management hires.

Exploration activities for 2006 YTD at Mesquite of $748 relate to the mine feasibility study.

We paid Romarco a termination fee of $1,000 and expense reimbursement costs of $225 in February 2006 in connection with the proposed merger agreement with Romarco.

Interest expense for 2006 YTD was $20 compared with $177 for 2005 YTD. The decrease reflects the repayment of the RMB and Romarco loans with the proceeds of the first tranche of $3,700 of private placement units that closed on February 13, 2006. Completion of the second tranche of $2,300 on February 20, 2006 and subsequent receipts of cash on exercise of common stock warrants have provided us with significant cash balances for the remainder of the period ended September 30, 2006 and accounts for interest income increasing from $133 in 2005 YTD to $267 in 2006 YTD.

During the first quarter of 2006 we negotiated a no-cost settlement of certain liabilities we had previously assumed and expensed in connection with land exploration rights. This has been recorded as a gain on settlement of debt in the amount of $143. 2006 YTD also reflects the $1,700 conversion benefit and deemed dividend referred to in Q3/06 comments.

The above were the major factors in our reporting a net loss to common shareholders for 2006 YTD of $8,430 or $0.14 per share, compared with $3,882 or $0.10 per share in 2005 YTD.

Other comprehensive income for 2006 YTD includes a $3 translation gain arising on the conversion of the financial results of our Canadian subsidiary. There was no such conversion in the prior year. In 2005 YTD other comprehensive income includes a gain of $446 in respect of the mark-to-market of forward gold sales contracts. We had no comparable income or expense in 2006 YTD since all gold sales were on a spot basis.

Our net comprehensive loss for 2006 YTD was $8,410 compared with $1,736 in 2005 YTD.

Liquidity and Capital Resources

At September 30, 2006 our cash balance was $3,156 and our working capital was $2,865. This represents a significant improvement in our financial position since December 31, 2005 when we reported cash of $52 and a working capital deficit of $2,515. At that time we were illiquid and our ability to continue as a going concern in the absence of additional financing was in question.

The working capital deficit at December 31, 2005 included the loan of $1,500 from RMB, the maturity date of which had been extended to April 26, 2006. The working capital deficit at December 31, 2005 also included short-term advances received during 2005 from Romarco of $705.

Developments in February 2006 enabled us to repay the RMB and Romarco debt and allowed us to begin work on the feasibility study for Mesquite that we had deferred for the past two years.

On February 13, 2006 we announced that we and Romarco had terminated our proposed merger and we paid Romarco a termination fee of $1,000 together with reimbursement of $225 for their out-of-pocket expenses in pursuing the merger. In addition, we repaid their promissory notes and related interest totaling $728.

In addition, on February 13, 2006 we announced the restructuring of our Board, the appointment of a new senior management team and the closing of the initial $3,700 of a non-brokered private placement financing of $6,000. On February 20, 2006, we announced the closing of the balance of $2,300 of the private placement.

With the improvement of our stock price subsequent to the developments in February 2006, our liquidity has been improved through the conversion of warrants and the exercise of stock options that were “in the money”. In the period up to September 30, 2006, warrants to purchase 5,123,738 shares of common stock were exercised for proceeds of $4,986. In addition 500,000 preferred share warrants were exercised to purchase 1,562,500 shares of common stock for proceeds of $300. The funds are being used to finance expansion plans at Mesquite upon completion of the feasibility study. During the period October 1 to October 31, 2006 we have received a further $4,631 on the exercise of 4,631,162 warrants and $66 on the exercise of 135,000 options.

Cash required for operating activities in 2006 YTD was $5,454 compared with $32 in 2005 YTD. The major elements in this cash requirement in 2006 were our net loss of $8,410, which amount had already been reduced by the non-cash recovery of reclamation costs of $1,460. The loss was offset in part by non-cash depreciation and accretion expense of $992 and by the issuance of common stock, options and warrants for stock-based compensation, exploration assets and services in the amount of $3,555. There has been little overall change in non-cash working capital items during the year. In 2005 YTD, our net loss was $2,181, offset by non-cash depreciation, accretion and amortization of deferred loan financing costs of $942 and a decrease in non-cash working capital items of $964. Cash requirements for operating activities in 2005 YTD were also reduced by the issuance of common stock, options and warrants issued for services in the amount of $386.

In view of the liquidity concerns in 2005 that carried over into 2006 and our focus, subsequent to the management changes and financing in February 2006, on the feasibility study, investing activities have been kept to a low level. Capital spending in 2006 YTD was $472 and relates primarily to a new “wobbler” spray system designed to enhance solution grades coming from the leach pads.

Net cash provided by financing activities in 2006 YTD was $9,030. Cash receipts comprise the $6,000 proceeds of sale of 20,000,000 units in February 2006, the $4,986 received on exercise of common share warrants and $300 received on exercise of preferred share warrants. Cash payments include the repayment of $2,205 principal on the RMB and Romarco loans. In 2005 YTD, net cash used was $1,500 in respect of payments of principal on the RMB loan.

The foregoing factors resulted in an increase in our cash position during 2006 YTD of $3,104 and a decrease in our cash position during 2005 YTD of $1,494.

We are currently evaluating three different proposals for debt financing for the expansion of the Mesquite Mine. We intend to sign a mandate letter in November 2006.

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

We have no deferred development costs. Accordingly, no amortization is computed on units-of-production basis.

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

Metal on Leach Pad and Metal-in-Process Inventory

Pursuant to an Asset Purchase Agreement dated November 7, 2003, Western Mesquite Mines Inc., our newly formed, wholly-owned subsidiary, acquired certain properties, equipment, permits and contracts from Newmont Mining Corporation and its wholly owned subsidiary, Hospah Coal Company, (collectively, “Newmont). The operating assets included the ore already placed on the leach facility, which included all mineralized material and contained precious metals that had been mined and placed on one of the three leach pad areas at the Mesquite site prior to November 7, 2003.

The purchase price for the Mesquite Mine assets was determined to be $9,493,370. The transaction was accounted for under the purchase method of accounting, with $6,471,000 of the purchase price being allocated to property, plant and equipment, based on the fair market value as determined by the mine operations contractor, with the balance of $3,022,370 being allocated to mineral properties. Since management had determined that there was no assurance that a commercially viable mineral deposit existed on any of the properties, it was concluded that the recoverability of capitalized mining exploration costs was likely to be unsupportable under SFAS 144. Accordingly, the allocation of value to mineral properties was expensed as exploration expense in 2003.

Since no reserve study was available at November 7, 2003 as a basis for estimation of recoverable gold contained in the mineralized ores place on the leach pads, no value was attributed to metal on leach pads and metal-in-process inventory. We continue to place no value on metal on leach pads.

During the nine months ended September 2006 and the years ended December 31, 2005 and December 31, 2004, we produced 10,893, 21,776 and 27,398 ounces respectively from the leach pads into metal-in-process inventory. Sales from metals-in-process inventory during the nine months ended September 30, 2006 and the years ended December 31, 2005 and December 31, 2004, were 11,445, 23,818 and 27,357 ounces respectively. Prior to November, 2003, we had no production activities.

The determination of both the ultimate recovery percentage and quantity of metal expected over time requires the use of estimates, which are subject to revision since they are based upon metallurgical test work. We expect to continue to process and recover metal from the leach pads until no longer considered economically feasible.

Reclamation and Remediation Liabilities

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

Share Based Payments
In order to provide incentive to our officers, employees and directors, a portion of overall compensation is paid by way of grants of stock options. In addition, from time to time we issue common stock in satisfaction of obligations. The expense of such share-based payments can be material. On January 1, 2006, we adopted the provisions of FAS Statement 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”, which revised Statement 123, “Accounting for Stock-Based Compensation”. SFAS 123R requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on fair values. The approach in SFAS 123R is similar to the approach described in SFAS 123 which had been previously adopted by the Company.

The calculation of fair values and related expense is determined by factors such as the price of the Company’s shares at the date of the award or receipt of services and other assumptions made by management. Such share price and assumptions may not be representative of future experience.

Recent Accounting Pronouncements

In November 2004, FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. We have evaluated the impact of the adoption of SFAS 151, and we do not believe the impact will be significant to our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. SFAS No. 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005. We had previously adopted SFAS 123 and had expensed share-based payments in the periods presented. Accordingly, our adoption of SFAS 123(R) effective January 1, 2006 has had no significant impact on our overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes SFAS No. 153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No. 153 shall be applied prospectively. We have adopted SFAS No.153 effective January 1, 2006 and evaluated its impact. We do not believe the impact will be significant to our overall results of operations or financial position.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS No. 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. We have adopted SAB No.107 effective January 1, 2006 and evaluated its impact. We do not believe the impact will be significant to our overall results of operations or financial position.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. We have adopted FIN 47 beginning the first quarter of fiscal year 2006 and do not believe the adoption will have a material impact on our overall results of operations of financial position.

In March 2005, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry”. EITF No. 04-06 addresses the accounting for stripping costs during the production stage of a mine and refers to these costs as post-production stripping costs. EITF Issue No.04-06 requires that post-production stripping costs be considered costs of the extracted minerals and recognized as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of the reporting period. The guidance in EITF No.04-06 is effective for the first reporting period in fiscal years beginning after December 15, 2005. We will be guided by EITF No.04-06 at such time when the Mesquite Mine is brought back into production and we engage in post-production stripping costs.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . We have adopted SFAS No. 154 effective January 1, 2006 and evaluated its impact. We do not believe the impact will be significant to our overall results of operations or financial position.

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB No. 108”) on prior year misstatements and their effect in current year financial statements. SAB No. 108 addresses how the effects of carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. It applies for years ending after November 15, 2006. We have evaluated SAB No. 108 and we do not believe the impact will be significant to our overall results of operations or financial position.

Contractual Obligations

The following table presents the contractual obligations outstanding as at September 30, 2006.

	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Reclamation and remediation obligations (i)	$11,650	$261	$600	$385	$10,404
Drilling contract	1,723	1,723	-	-	-
Total	$13,373	$1,984	$600	$385	$10,404

(i) Undiscounted

2006 Outlook

The closing of the $6,000 non-brokered private placement financing in February 2006 resolved the pressing liquidity issues we were faced with. We repaid our bank facility with RMB, repaid the loans advanced by Romarco, and used the balance of the proceeds to finance the Mesquite feasibility study which was completed in August 2006. With the increase in the market value of our common shares, 500,000 preferred share warrants and 9,754,900 common share warrants have been exercised between February 2006 and October 31, 2006 for cash proceeds of $9,754. We are also evaluating various project debt proposals which should provide the funds required to expand Mesquite. Our current expectation is to produce approximately 14,000 ounces of gold during 2006 assuming we continue to leach the material that was placed on the heap leach pads by previous operators. We will continue to monitor our production and in the event of an unexpected drop in production or gold prices we could commence additional rinsing of the heap leach pads and reclamation activities.

We expect to fund a significant portion of the 2006 capital expenditures associated with expanding Mesquite from the proceeds of warrants exercised to date and further exercises of outstanding warrants, some of which will expire between now and May 19, 2007.

Subsequent Event

During the period October 1 to October 31, 2006, the Company received $4,631,162 in respect of the exercise of 4,631,162 warrants to purchase common shares at a price of $1.00 and $66,000 in respect of the exercise of 135,000 options to purchase common shares.

Safe Harbor Statement

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained above under “2006 Outlook” and in this Item 2, “Management’s Discussion and Analysis or Plan of Operation”, are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbour provisions contained in Section 27A of the Securities Act of 1933, as amended and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements. The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.

The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. The risks and uncertainties involved in our businesses could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements. These risks include without limitation:

•	the effect of political, economic and market conditions and geopolitical events;

•	legislative and regulatory changes that affect our businesses;

•	the availability of funds and working capital

•	the actions and initiatives of current and potential competitors;

•	investor sentiment; and

•	our reputation.

Our forward looking statements include, without limitation:

•	statements regarding future earnings and the sensitivity of earnings to gold and other metal prices;

•	estimates of future mineral production;

•	estimates of future production costs and other expenses;

•	estimates of future capital expenditures and other cash needs for specific operations and on a consolidated basis and expectations as to the funding thereof;

•	statements as to the projected development of certain ore deposits

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. You are cautioned not to place undue reliance on such forward-looking statements. These risks and uncertainties, together with the other risks described from time to time inn reports and documents that we file with the Securities and Exchange Commission should be considered in evaluating forward-looking statements.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, our management, with the participation of our principal executive officer and of our principal financial officer, evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of the date of their evaluation, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our periodic filings under the Exchange Act is accumulated and communicated to our management, including those officers, to allow timely decisions regarding required disclosure. It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports.

During the period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6. Exhibits

31.1 Rule 13a - 14(a) Certification of Principal Executive Officer *

31.2 Rule 13a - 14(a) Certification of Principal Financial Officer *

32.1 Section 1350 Certification of Principal Executive Officer *

32.2 Section 1350 Certification of Principal Financial Officer *

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2006

WESTERN GOLDFIELDS, INC.

	By:	/s/ Raymond Threlkeld
Name: Raymond Threlkeld
Title: President and Chief Executive Officer