Form 10KSB
period 2006-12-31
WESTERN GOLDFIELDS INC
filed 2007-03-14
CIK 1208038

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10 - KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 0-50894

WESTERN GOLDFIELDS, INC.
(Name of Small Business Issuer in its Charter)

Idaho	38-3661016
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2 Bloor Street West, Suite 2102, PO Box 110
Toronto, Canada	M4W 3E2
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (416) 324 - 6000

Securities registered under Section 12(b) of the Exchange Act:  None

Securities Registered pursuant to Section 12 (g) of the Act:	Common Stock, Par Value $0.01
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in   response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $7,859,214

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of February 28, 2007 was $202,132,245. For purposes of this computation, all executive officers, directors and 10% shareholders were deemed affiliates. Such a determination should not be construed as an admission that such 10% shareholders are affiliates.

As of February 28, 2007 there were 112,236,643 shares of common stock of the issuer issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Form at (check one): Yes ☐ No ☒

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

We have included and from time to time may make in our public filings, press releases or other public statements, certain statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 6. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events and, by their nature, are inherently uncertain and beyond our control.

The nature of our business makes predicting the future trends of our revenues, expenses and net income difficult. The risks and uncertainties involved in our business could affect the matters referred to in such statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward looking statements. Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation:

•	the effect of political, economic and market conditions and geopolitical events;

•	the actions and initiatives of current and potential competitors;

•	our reputation;

•	investor sentiment; and

•	other risks and uncertainties detailed elsewhere throughout this report.

Accordingly, you are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, whether as a result of new information, future events or otherwise except as required by applicable law. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K, any amendments thereto, and in the corresponding documents filed in Canada.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

(a) Business Development

We were incorporated as Bismarck Mining in the State of Idaho in 1924 and changed our name to Western Goldfields, Inc. in July 2002. We are an independent gold producer focused on completing the expansion of the Mesquite Mine (“Mesquite” or “the Mine”) in Imperial County, California and restoring the Mine to full production.

In early 2003, we commenced the process of acquiring the Mesquite Mine from Hospah Coal Company (“Hospah”), a wholly-owned subsidiary of Newmont Mining Corporation (“Newmont”). In November 2003, we acquired a 100% interest in Mesquite pursuant to an asset purchase agreement. These assets are now held by our wholly-owned subsidiary, Western Mesquite Mining Inc. The transaction included:

•	asassumption of reclamation and closure liabilities at the property, estimated at $6,000,000;

•
provision of approximately $7,800,000 in reclamation bonds to various governmental authorities replacing equivalent bonds previously provided by Newmont. On January 22, 2007, we were notified that the required amount of bonding had been increased to $8,600,000;

•
issuance of additional shares of our common stock and warrants to purchase our common stock valued at approximately $3,100,000. As a result of the transaction, Newmont acquired 3,454,468 shares of our common stock and warrants to purchase an additional 8,091,180 shares of our common stock. On April 18, 2005, Newmont surrendered warrants to purchase 2,035,000 shares of common stock;

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

Mesquite is our most important asset, providing us with current gold production from material that was placed on the heap leach pads by Newmont and previous owners of the property. The gold produced has provided us with operating cash flow to help sustain our operations pending the reactivation of the Mine.

Our immediate priority is to finance the development of the Mesquite Mine to bring it back into full production based on the feasibility report completed in August 2006. See “Our Feasibility Study” below and “Cautionary Notice Regarding Forward-Looking Statements.”

In February 2006, we conducted a review of certain of our other exploration properties which were located in California, Idaho and Nevada. Based on the outcome of this review, we disposed of these exploration properties on June 19, 2006.

Recent Developments

New Management and Private Placement Financing

On February 13, 2006, we announced the restructuring of our Board of Directors and the appointment of a new senior management team, including Mr. Randall Oliphant as Chairman of the Board, Mr. Raymond Threlkeld as President and Chief Executive Officer, Mr. Brian Penny as Chief Financial Officer and Mr. Paul Semple as Vice President of Projects. On February 20, 2006, we announced the completion of a $6,000,000 private placement of our common stock.

The proceeds from this private placement were used:

•	to repay in full our outstanding debt facility of $1,500,000 plus accrued interest;

•	to pay $1,953,257 to Romarco Minerals Inc. in full satisfaction of amounts owing upon termination of a merger agreement with that company;

•	to pay costs of approximately $821,000 for the completion of the Mesquite feasibility study; and

•	the balance for general corporate purposes.

Feasibility Study and Subsequent Developments

On August 9, 2006, we announced the completion of a positive feasibility study to expand the operation of our Mesquite mine property. We also announced proven and probable reserves of 2.36 million ounces of gold. See “Our Feasibility Study”. Accordingly, we have begun to capitalize costs considered to be development of the Mesquite mineral property.

On August 28, 2006, our common shares commenced trading on The Toronto Stock Exchange under the symbol WGI.

On November 21, 2006, we announced that the Board of Directors had approved capital expenditures for the mining fleet totaling $67.0 million and that we had issued purchase orders totaling $60.9 million.

On November 30, 2006, we announced the signing of a mandate letter with Investec Bank (UK) Limited to arrange and underwrite up to $105 million of project debt and that we had received an indicative term sheet.

On December 13, 2006, we announced positive initial results from the exploration drilling program underway at the Mesquite Mine.

On January 25, 2007, we sold 31,115,000 shares of common stock pursuant to a prospectus supplement to our shelf prospectus, which we filed in October 2006 for gross proceeds of approximately $59.4 million and net proceeds of approximately $55.3 million. On February 1, 2007, we sold a further 2,215,000 shares of common stock pursuant to a prospectus supplement to our shelf prospectus, for gross proceeds of approximately $4.2 million and net proceeds of approximately $4.0 million. These shares of common stock were issued upon the exercise of the underwriter’s over allotment option. We plan to use the proceeds from this offering to finance our on-going activities at Mesquite, including the acquisition of the majority of the mining equipment fleet, as well as for general corporate purposes.

Our current corporate structure is as follows: (All subsidiaries are 100% owned.)

b) Business of the issuer

We are an independent precious metals production and exploration company with operations focused on North America.

Mesquite is our most important asset, providing us with current gold production from material that was placed on the heap leach pads by Newmont and previous owners of the property. The gold produced has provided us with operating cash flow to help sustain our operations pending completion of our feasibility study, which was recently completed in August 2006, and provides grounds to resume mining operations and to expand existing, inactive open pit mines on the property. Since we acquired Mesquite, we have been continuously reviewing the current gold recovery program from the heap leach pads and have conducted metallurgical tests in an attempt to improve the recovery and better understand the remaining potential on the pads.

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

Subsequent to the management changes and refinancing activities in February 2006, described in Business Development above, our immediate priorities are to finance the development of Mesquite, and bring the Mine back into full production based on the recently issued feasibility study.

The completion of the positive feasibility study allowed us to order the equipment fleet, sign a mandate letter to raise up to $105 million of project debt, and raise approximately $59.3 million of equity by issuing 33,330,000 shares of common stock.

Upon completion of the project debt financing, we will have sufficient financial resources to complete the capital program required to expand the Mesquite Mine. This expansion is expected to be completed in April 2008.

In 2006 we conducted a review of certain of our other exploration properties. Based on the outcome of this review, we disposed of these exploration properties on June 19, 2006.

We sell our gold production to bullion dealers and refiners. In 2006, sales to two customers totaled $6,946,576 and $912,640 respectively. In 2005, sales to four customers totaled $3,911,655, $3,875,114, $1,510,030 and $501,350, respectively.

Mesquite Mine

Description of the property and mineral rights

The Mine property is located primarily in Sections 3-10 and 15-19, Township 13 South, Range 19 East, SBB&M, south of the Chocolate Mountains in Imperial County, California, approximately 35 miles east of Brawley, California, and 45 miles northwest of Yuma, Arizona, just north of the Mexican border at an elevation of between 600 and 1,000 feet above sea level. The property consists of 309 unpatented mining and millsite claims located on federal land administered by the Bureau of Land Management (“BLM”), approximately 170 patented tracts that are privately owned, and one piece of school trust lands leased from the California State Lands Commission (“State”). Part of the property is operated by Western Mesquite Mines, Inc. (“WMMI”) for mining purposes and part is operated by County Sanitation District No. 2 of Los Angeles (“Sanitation District”) for a regional landfill facility. The rights and obligations of WMMI and the Sanitation District are set forth in a Mineral Lease and Landfill Facilities Lease Agreement dated June 25, 1993 (“the Landfill Agreement”). The term of the Landfill Agreement is 31 years commencing June 25, 1993, and so long thereafter as WMMI continues to mine or process ore on the property, but not to exceed 85 years in total.

With regard to that part of the property used for mining purposes, portions are privately owned by WMMI, portions consist of unpatented mining and millsite claims on BLM land that are owned (264 claims) or leased (45 claims) by WMMI, and portions are owned by the State and leased by WMMI. The subject leases are as follows:

•
WMMI leases a group of 40 unpatented mining and millsite claims from the Sanitation District under the terms of the Landfill Agreement. As noted above, the term of that lease is 31 years commencing June 25, 1993, and so long thereafter as WMMI continues to mine or process ore on the property, but not to exceed 85 years in total.

•
WMMI leases a group of five unpatented mining claims from Bonnie Kovac, James Harbison and Stephen Galambos Jr. pursuant to a Mineral Lease and Purchase Option dated October 20, 1982. The term of that lease is initially for 21 years and for a period so long thereafter as WMMI continues to exercise certain rights and continues to make minimum advance royalty payments under the lease.

•
WMMI leases 657.87 acres of land from the State pursuant to a Mineral Extraction Lease (No. PRC 8039.2) issued October 1, 2002. The term of that lease is ten years with a preferential right to renew for two successive periods not to exceed ten years each upon such reasonable terms and conditions as may be prescribed by the State.

The overall area covered by the Conditional Use Permit, issued by Imperial County, and the Record of Decision, issued by the BLM, is approximately 5,200 acres. Mining operations are supported by existing infrastructure, a reliable water supply, grid electric power and State Highway 78, which passes close to the Mine. The nearest rail siding is 15 miles away, but the rail line will be extended to the Mine as part of the Sanitation District landfill project. The property is in a desert region with average annual rainfall of approximately three inches and sparse desert vegetation.

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

Expansion plan

Newmont developed a Mesquite Mine expansion plan to mine additional mineralized material remaining in-situ and adjacent to the open pits. A Record of Decision (“ROD”) was issued by the U.S. Bureau of Land Management (“BLM”) in 2002, allowing for the expansion of the existing operations. The ROD defines and authorizes future new disturbance that allows for expansion of the Big Chief, Rainbow and Vista open pits. We completed a feasibility study in August 2006 which provides grounds for the redevelopment of the mining operations.

As per the permits in hand, new operations will process run-of-mine ore by expanding the easternmost, Phase 6 leach pads. Based on the results of the feasibility study, we are now purchasing the mining fleet. The feasibility study report sets forth certain mining fleet requirements for pre-production and commercial production. Minor recapitalization of the processing facilities will be required to extend the life of our current equipment. An additional $2,700,000 million surety bond will be posted for future and final reclamation. Permit conditions defined by the ROD also include, among other things, the implementation and maintenance of tortoise education programs for employees, the construction of special tortoise fencing and the purchase of 1,394 acres of tortoise habitat within the Chuckawalla Bench Area, an area to the north of Mesquite Mine, to mitigate future disturbance of tortoise habitat. We purchased 1,394 acres for tortoise habitat during the fourth quarter of 2006.

We will need to complete the project debt financing in order to finance the development of the reserves and the construction necessary to place any additional reserves into production.

Hanson Natural Resources Company (“HNRC”), a previous owner of the Mine, permitted a permanent landfill facility on a portion of the lands occupying the south-west sector of the property. In June 1993, Newmont entered into a mineral lease and landfill facilities lease agreement with HNRC to conduct mining operations concurrently with the proposed landfill operation. HNRC subsequently sold the landfill site to LACSD which proposes to commence landfill operations. We believe that there are opportunities for synergies between our mining operations and this future landfill operation. This agreement is more fully described in Future Landfill Development, below.

Geology and mineralization

The Mesquite Mining District lies beneath alluvial pediment deposits at the base of the Chocolate Mountains. Small bedrock outcrops were left uncovered by this pediment to form the pre-mine surface exposure of the deposit. Several regional blocks, comprised of distinct rock units, form boundaries to the district.

Lithologies exposed in the southern Chocolate Mountains include Proterozoic granitic and metamorphic rocks, Mesozoic metamorphic and plutonic units, early to mid-Tertiary volcanic and plutonic rocks, and Tertiary to Recent sedimentary units. Proterozoic to Mesozoic units are represented by the Chuckwalla Complex, while the Mesozoic terraine is a structurally complicated package of gneisses, schist, phylitte, and plutons (Manske, 1991). These include the Orocopia Schist, and probable Jurassic Winterhaven Formation, overlain by the Tertiary Quechan Volcanic rocks and Quaternary alluvial deposits. There are three main structural components which appear to have provided conduits for mineralization and offsets to mineralization found at the Mesquite Mine.

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

Total gold production from mine inception in 1986 through December 31, 2005 has been approximately 3,000,000 ounces of gold. Production during the final five years of mining operations is set out in the following table:

Year	Ore mined (000 tons)	Gold production (000 ounces)
1997	16,463	228
1998	11,537	154
1999	14,087	165
2000	12,841	121
2001	4,226	93
Total	59,154	761

Since cessation of mining operations in 2001, production from the residual leach operations has been as follows:

Year	Ore mined (000 tons)	Gold Production (000 ounces)
2002	—	57
2003	—	53
2004	—	27
2005	—	22
2006	—	13
Total	—	172

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

Previously mined material and any newly mined material at Mesquite will be subject to production royalties ranging from 2% to 6.8% depending on the location.

Newmont Gold Company (“Newmont”) has retained a 50% interest in the net operating cash flow on ore currently on the pad undergoing residual leaching. No royalty was paid under the contractual formula in 2006 and we do not anticipate paying any such royalty in 2007.

In addition, Newmont has retained a production royalty ranging from 0.5% to 2% net smelter return (“NSR”) on any newly mined ore. The following table summarizes the royalty burden by claim holder:

Property	Original Owner	Newmont
California State Lands Lease	4.0 - 6.0%	0.5%
Wade/Kelly Patents	6.3%	0.5%
McCrae/Hoover Patents	6.3%	0.5%
Glamis & Associates Claims	2.0%	1.0%
Hospah Claims (Newmont)	-	2.0%

The majority of the property is not subject to production royalties since the original owner’s claims were mined out during earlier mining at Mesquite. The majority of the tons planned for the initial reactivation and expansion of Mesquite will be subject only to Newmont 2% production royalty.

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

In 2006, all processing treatment and gold dore production was carried out on-site with our mine personnel. Poured gold production (dore bars) for the year was 12,668 ounces. Project to date production has exceeded expected recoverable ounces estimated by Newmont and previous owners of the property. Although we continue to leach the material placed on the leach pads by Newmont and previous owners of the property an unexpected drop in gold production or current gold prices could result in a reduction in cash flow from operating activities. This reduction in cash flow from operating activities could trigger reclamation obligations and have a material adverse effect on our operations or financial position.

Since no new ore has been placed on the leach pads since 2001, the productive capacity of the leach pads is diminishing. We continue to implement various strategies to maintain output levels and we monitor solution grades being produced by the leach pads. During the third quarter of 2006 we concluded that it was no longer economic to continue leaching the Vista pad and we commenced closure operations. Rinsing of the pad was completed in late January 2007 and a 16 hole drilling program was conducted to provide information as to residual cyanide levels. The Company is assessing the results and is preparing a report for submission to the California Regional Water Quality Board. Total costs of the Vista pad reclamation and closure program, which are fully recoverable from AIG, are estimated to be approximately $450,000.

Our feasibility study

In March 2006 we initiated a feasibility study with a view to establishing mineable reserves at Mesquite. Specifically, the study is designed to determine whether mineralized material, that is accessible under the approved expansion permits, can be economically exploited. The study used drilling results conducted by previous holders of the property and mineral rights. The total cost of the feasibility study was approximately $821,000.

In August 2006, Micon International Limited (“Micon”), an independent consultant of Toronto, Canada, completed the feasibility study and reported positive results.

The mineral reserve estimate for the Mesquite Mine Feasibility Study was prepared by M. Hester FAusIMM, Vice President, Independent Mining Consultants, Inc. (IMC), Tucson AZ. IMC updated the resource block model for the Mesquite Mine in May 2006.

The May resource model was estimated and classified based primarily on the historical drill data, consisting of 6,221 predominantly reverse circulation drill holes totaling 2.7 million feet. Gold assays were collected on five foot intervals providing approximately 487,850 sample intervals that were used in completing the estimate. The following figure shows the drill hole density over the Mesquite Mine area.

The resource block model is a computer generated model encompassing the entire proposed mining area with a series of regular blocks with dimensions of 25 feet x 25 feet x 30 feet in height. Relevant geological contacts, including the gravel-rock contact and the oxide-non oxide contacts were coded into the model blocks as was the current topographic surface. The contacts were primarily soft boundaries which had limited influence on grade interpolation.

Individual sample grades were capped at appropriate levels based on statistical analysis of the available sample data. The capped five foot sample data was composited over a 15 foot interval and used to interpolate gold grades into the individual model cells using an ordinary kriging algorithm based on variograms developed through geostatistical analysis of the composite data.

Block tonnage factors of 13.58 cubic feet per ton and 15.94 cubic feet per ton were assigned for hard rock and gravel respectively based on historical data.

The resulting block model was then classified as Measured, Indicated or Inferred based on modern geostatistical classification methods. IMC verified the resource model grade estimation by comparing the tonnages and grades estimated by the drill data to the tonnages and grades indicated by the historical blasthole data collected when the mine was in operation.

The resource model was subjected to floating cone analyses, based on the Lerchs-Grossman algorithm, at a gold price of US $450 per ounce and operating cost estimates as outlined in the following Table.

ECONOMICS FOR FLOATING CONE EVALUATION (US$)

	Oxide	Non-oxide
Mining Cost Per Ton
Ore	$1.00	$1.00
Waste	$0.60	$0.60
Processing Cost Per Ore Ton	$1.00	$1.00
G&A Cost Per Ore Ton	$0.25	$0.25
Process Recovery	75%	35%
Gold Price Per Troy Ounce	$450	$450

Pit slope angles were based on “Report to Newmont Gold Company - Mesquite Mine - Re: Pit Slope Design and Development” by C.O. Brawner Engineering Ltd., dated June 1999.

Final pit designs were based on floating cones at a gold price of US$ 450 per ounce, except for the west side of Vista and east side of Big Chief where the $350 cone defined the location of a planned surface diversion drainage channel. The designs include haul roads and adequate working room for the equipment. The roads are 90 feet wide and at a maximum grade of 10%.

Based on the final pit designs, IMC developed a life of mine plan scheduled to deliver ore containing approximately 165,000 ounces recoverable gold per year to a run-of-mine (ROM) leach pad by conventional open pit mining methods. Depending on ore grade and recovery, this requires mining from 10.1 million to 16.2 million tons of ore per year (average of 13.6 million tons of ore per year). The peak total material movement is 54 million tons per year. The mine plan was sequenced to allow a significant amount of waste to be backfilled into previously completed mining areas.

IMC completed a life of mine production schedule to tabulate ore tons, gold grade, total material tons, and waste material tons on an annual basis. The distribution of ore and waste contained in each of the mining phases was used to develop the schedule, assuring that criteria such as continuous ore exposure, mining accessibility, and consistent material movements were met.

It is the opinion of IMC that the mine production schedule defines a mineral reserve for a mining project. Measured and indicated mineral resources in the design pits are converted to proven and probable mineral reserves respectively. Oxide reserves are reported above a cut-off grade of 0.006 oz per ton, non-oxide reserves are reported above a 0.012 oz per ton cut-off grade.

IMC estimated a mineral reserve for the Mesquite Mine as described in the following Table.

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

        Based on these estimated mineable reserves, we have developed a mine plan and processing design to mine and treat around 16 million tons per year of ore.  Based on the total of 131 million tonnes contained in the mineable reserves, a project life of about 13 years is proposed, including 19 months of engineering, procurement, construction and development followed by about 9½ years of mine production and 2 additional years of re-leaching.

The feasibility study results were based on the following main assumptions:

• sunk costs were not included

• payment of applicable royalties, estimated at approximately $20 million, was included

• payment of California gold tax, estimated at approximately $8 million, was included

• a working capital allowance was not included

• state and federal taxes, including property taxes, were included; and

• all operating and capital costs were based on second quarter 2006 US dollar costs.

Capital Cost Estimates

  The following chart shows the December 2006 estimates of the main initial capital costs that will be involved in the reactivation of the Mine. These estimates are based on the feasibility study, updated to include the actual cost estimates of the mining fleet and other expenditures committed to at December 31, 2006.

		Millions
Mining fleet		$67.0
Infrastructure
Plant and infrastructure	$15.0
Heap leach pad expansion	10.3	25.3
Contingency		3.3
Owner’s cost		2.3
Total		$97.9

In addition, approximately $18.7 million will be spent on pre-stripping activities in 2007 prior to the commencement of expanded operations in 2008.

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

Cost of Sales Per Ounce

The following chart shows the feasibility study estimates regarding the cost of sales from the Mine during the life of the mine.

Cost of Sales Per Ounce
($ per ounce)

Cost of sales per ounce before California gold tax and royalties	$318
California gold tax	5
Royalties	12
Cost of sales per ounce before
pre-production stripping expense	335
Pre-production stripping expense (principally 2007)	11
Total cost of sales per ounce	346
Total capital (LOM) - $112.6 million
Total ounces of gold recovered - 1,666,255
Capital cost per ounce recovered	68
Total costs per ounce	$414

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

We operate Mesquite under an Interim Management Plan agreed with the BLM and other state and county agencies. We believe that we are currently in compliance with that plan. Under current operating parameters and until construction of new mining operations, we estimate that compliance with federal, state and local regulations relating to the protection of the environment will require expenditures of approximately $145,000 in 2007.

On November 7, 2003, we secured a bonding and insurance plan through American International Specialty Lines Insurance Company in respect of the operations and certain closure liabilities at Mesquite. The insurance company has provided a series of environmental insurance programs designed to cap our liability for reclamation and closure costs, including cost overruns as a result of unexpected contamination, increased costs and legislative changes. The approved reclamation plan of February, 2002 was used as a base to establish the covered reclamation and closure activities in the reclamation insurance policy. Deviations from the plan are allowed if pre-approved by American International Specialty Lines Insurance Co. The plan provides $7,000,000 in bonds in favor of government agencies. On January 22, 2007 Imperial County Planning and Development Services issued a letter notifying us of an increase in the bonding requirement to $8,600,000.

We paid the insurance company initial premiums of $7,661,615, comprising $5,998,994 in respect of the net present value of expected reclamation costs and $1,662,621 for an excess liability policy covering pollution and reclamation obligations up to $14,000,000. The surety bonds are renewed annually at a cost of approximately $29,500. Once closure of the heap leach pads covered by the bonds has started, we submit claims to the insurer to release funds to pay for the reclamation and closure expenditures as they are incurred. Any revenue from the sale of material is to our account and any gains from cost savings in the actual program versus the bonded amount will be released to us when the project bonding is released.

During the third quarter of 2006, we concluded that it was no longer economic to continue leaching the Vista pad and we commenced closure operations. Reimbursement claims of $200,805 have been made in respect of 2006 expenditures.

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

Employees

As of February 28, 2007, we had 47 employees, including our six executive officers. None of our employees are represented by a labor union. We plan on hiring additional personnel during the next twelve months in anticipation of resumption of mining operations. We consider our relationships with our employees to be good.

Insurance

We have the following insurance coverages which are effective until November 7, 2007.

Policy Type	Limit

Commercial Property	$10,000,000
Umbrella Liability	10,000,000
Commercial General Liability	2,000,000
Directors and Officers Liability	10,000,000
Business Automotive	1,000,000
Workers Compensation	1,000,000
Commercial Crime	3,000,000

In addition we have the following insurance coverages which are effective until the dates noted:

Policy Type	Expiry Date	Limit

Fiduciary Liability	Nov. 7, 2008	$1,000,000
Pollution Legal Liability	Nov. 7, 2013	5,000,000
Reclamation Costs Policy	Nov. 7, 2014	14,000,000

We believe that we maintain insurance at levels that are consistent with industry standards and sufficient for companies at our stage of development.

Future landfill development

History

When Mesquite was owned by HNRC, a permanent landfill facility was permitted on a portion of the lands occupying the south-west sector of the property. The lands on which portions of the landfill were to be constructed were originally administered by the BLM and were subsequently acquired by HNRC by way of a land “swap”. In 1993, a Mineral Lease and Landfill Facilities Agreement (“the Landfill Agreement”) was signed between HNRC on the one hand and Hospah Coal Company (“Hospah”), a subsidiary of Newmont, and Santa Fe on the other. LACSD is now the successor to HNRC and we assumed the rights and obligations of Hospah / Santa Fe / Newmont when we acquired the entire Mesquite operations on November 9, 2003.

Objectives of the agreement

The general objective of the Landfill Agreement is to enable us to freely and profitably develop and operate the Mine, and for LACSD to freely and profitably operate the landfill. This will be accomplished by:

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

Title and liabilities - real property

Under the 1993 Agreement, LACSD has retained all Reclamation and Environmental Responsibilities (“R & E Responsibilities”) as of the closing date which were legally required to be completed and performed with respect to the Hospah owned property (as distinguished from overburden and ore material) and the Santa Fe leased property prior to that date.

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

Title and liabilities - ore, spent ore and associated materials (“Ore Material”)

We acquired the ore material that was on the leach pads on the lease property at the date of the 1993 Agreement, but LACSD has retained R & E Responsibilities up to that date. Ownership of the underlying pads and real property remains with LACSD, subject to the mining lease. Ownership of ore material placed on the pads after the 1993 Agreement belongs to us and we retain R & E Responsibilities. The 1993 Agreement provides that we are to locate any new leach pad and stockpiled ore on the leased property and also on the LACSD owned property if necessary for efficient treatment of ore.

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

LACSD has the right to terminate the lease in respect of any leach pads and the associated real property on giving reasonable advance notice (1) after ore on the pad has reached design load capacity and further leaching is not economic; or (2) more than five years following cessation of regular leaching; in which event LACSD will pay us any damages in connection with the loss of prospective profits from recoverable gold left on the pad, according to calculations contained in the 1993 Agreement.

Risk Factors

Factors that could cause our actual results to differ materially from those described in the forward-looking statements contained in this Form 10-KSB and other documents we file with the Securities and Exchange Commission include the risks described below. You should also refer to the other information in this Annual Report on Form 10-KSB, including the financial statements and accompanying notes thereto.

Risks Related To Our Operations

If we continue to experience significant operating losses, we may need additional financing to fund our operations, which may not be available to us.

We emerged from dormancy in 1999 to pursue mineral exploration and development opportunities, and we have a limited operating history in our current form. Since we reorganized our business in 2003, we have incurred operating costs in each quarter but only began to generate any revenue in January 2004. We have incurred cumulative net losses of approximately $25.7 million through December 31, 2006, and we expect to experience additional net losses in 2007.

We have a limited history of earnings or cash flow from our operations. In addition, in our acquisition of the Mesquite Mine, we purchased an asset that had been scheduled for closure by the previous owner. Newmont Mining Corporation operated the Mesquite Mine in a limited caretaker mode with a view towards closure until our acquisition of the Mesquite Mine in November 2003. At that time, Newmont Mining Corporation did not operate the Mesquite Mine as an operating mine but as an operation to be discontinued, and we may not be able to successfully reopen and operate the mine and to execute our business strategy.

We believe that additional financing will be required in the future to fund our operations. While we may attempt to generate additional working capital through the operation, development, sale or possible joint venture development of our properties, there is no assurance that any such activity will generate funds that will be available for operations. We do not know whether additional financing will be available when needed or on acceptable terms, if at all. If we are unable to raise additional financing when necessary, we may have to delay our exploration and development efforts or any property acquisitions or be forced to cease operations.

Exploration and production may not prove successful, will involve risks and have no guaranteed outcome.

Our business operations are subject to risks and hazards inherent in the mining industry. The reactivation of the Mesquite Mine and the exploration for additional reserves involve significant risks that even a combination of careful evaluation, experience and knowledge may not eliminate.

Our exploration and production may be hampered by mining, heritage and environmental legislation, industrial accidents, industrial disputes, cost overruns, land claims and compensation and other unforeseen contingencies. Our success also depends on the delineation of economically recoverable reserves, the availability and cost of required development capital, movement in the price of commodities, as well as obtaining all necessary consents and approvals for the conduct of our production and exploration activities.

Exploration and production at the Mesquite Mine may prove unsuccessful. Mineable reserves may become depleted resulting in a reduction of the value of those tenements and a diminution in our cash flow and cash reserves as well as possible relinquishment of the exploration and mining tenements.

Risks involved in mining operations include unusual and unexpected geologic formations, seismic activity, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of any material, any of which could result in damage to life or property, environmental damage and possible legal liability.

Whether income will result from the Mesquite Mine depends on the successful establishment of mining operations. Factors including costs, actual mineralization, consistency and reliability of ore grades and commodity prices affect successful project development. The reactivation and efficient operation of processing facilities, the existence of competent operational management and prudent financial administration, as well as the availability and reliability of appropriately skilled and experienced consultants also can affect successful project development.

We have 46 full-time employees including our executive officers, and we are dependent on our directors, officers and third-party contractors.

We have five executive officers and 41 other individuals who are full time employees. We have a small number of individuals in management. We are also dependent upon the personal efforts and abilities of our consultants who we engage from time to time. Our consultants devote less than all of their time and efforts to our operations. We are currently seeking to hire geologists and engineers on a permanent basis and unless and until we do so we must rely on consultants paid on a per diem basis. Competition for such personnel is intense, and there is no assurance that we will be able to hire and retain such personnel in the future. We are also dependent upon the efforts and abilities of our officers and directors. While much of our operations are handled by our employees, our directors and officers direct our policies and manage our operations. The loss of any one of these individuals could adversely affect our business.

Our business is dependent on good labor and employment relations.

Production at the Mesquite Mine is dependent upon the efforts of our employees. Relations between us and our employees may be impacted by changes in labor relations which may be introduced by, among others, employee groups, unions, and the relevant governmental authorities in whose jurisdictions we carry on business. Adverse changes in such legislation or in the relationship between us and our employees may have a material adverse effect on our business, results of operations, and financial condition.

If we do not continually obtain additional deposits for gold production, we will be unable to achieve or maintain targeted production levels.

We must continually replace gold deposits depleted by production. Our Mesquite Mine operation began producing gold from material that the previous owners had placed on the heap leach pads. Depleted deposits must be replaced by expanding operations on our existing property or by locating new deposits in order for us to maintain our production levels over the long term. Success in exploration for gold is uncertain. There is no assurance that additional commercially viable mineral deposit exist on any other parts of our property. As a result, our metals inventory may decline as minerals are produced without adequate replacement.

Estimates of proven and probable deposits are uncertain, and any inaccuracies could result in the estimates being overstated.

Estimates of proven and probable deposits and costs of goods sold are subject to considerable uncertainty. Such estimates are, to a large extent, based on interpretations of geologic data obtained from drill holes and other sampling techniques. Gold producers use feasibility studies to derive estimates of costs of goods sold based upon anticipated tonnage and grades of minerals to be mined and processed, the predicted configuration of the deposits, expected recovery rates, comparable facility, equipment and operating costs, and other factors. Actual costs of goods sold and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change. Any significant inaccuracies in these interpretations or assumptions or changes of conditions could cause the quantities and net present value of our deposits to be overstated. The data included and referred to in this prospectus represent only estimates. You should not assume that the present value referred to in this prospectus represents the current market value of our estimated deposits.

A shortage of equipment and supplies could adversely affect our ability to operate our business.

We are dependent on various supplies and equipment to carry out our mining operations. The shortage of such supplies, equipment and parts could have a material adverse effect on our ability to carry out our operations and therefore limit or increase the cost of production.

Increased costs could affect our financial condition.

Costs at the Mesquite Mine frequently are subject to variation from one year to the next due to a number of factors, such as changing ore grade, metallurgy and revisions to mine plans in response to the physical shape and location of the ore body. In addition, costs are affected by the price of commodities such as fuel and electricity. Such commodities are at times subject to volatile price movements, including increases that could make production at certain operations less profitable. A material increase in costs at any significant location could have a significant effect on or profitability.

Unforeseen title defects may result in a loss of entitlement to production and reserves.

Our ownership of the Mesquite Mine could be subject to prior undetected claims or interests. Although we have performed a title review of the Mesquite Mine, the review does not guarantee or certify that an unforeseen defect in the chain of title will not arise to defeat a claim by us. If any such defect were to arise, our entitlement to the reserves associated with the Mesquite Mine could be jeopardized, and could have a material adverse effect on our financial condition, results of operations and our ability to timely execute our business plan.

Our business activities are subject to extensive laws and regulations that expose us to significant compliance costs and the risk of lawsuits.

Our operations and exploration and development activities are subject to extensive United States and Canadian federal, state, provincial and local laws and regulations governing various matters, including:

•	taxation;

•	mining royalties;

•	environmental protection; and

•	labor standards and occupational health and safety, including mine safety.

The costs associated with compliance with these laws and regulations are substantial and possible future laws and regulations, changes to existing laws and regulations or more stringent enforcement of current laws and regulations by governmental authorities, could cause additional expense, capital expenditures, restrictions on or suspensions of our operations and delays in the development of the Mesquite Mine. Moreover, these laws and regulations may allow governmental authorities and private parties to bring lawsuits based upon damages to property and injury to persons resulting from the health and safety impacts of our past and current operations, and could lead to the imposition of substantial fines, penalties or other civil or criminal sanctions.

Our operations are subject to numerous governmental permits which are difficult to obtain and we may not be able to obtain or renew all of the permits we require.

In the ordinary course of business, we are required to obtain and renew governmental permits for the operation, recommissioning and expansion of the Mesquite Mine. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings on our part. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control including the interpretation of applicable requirements implemented by the permitting authority. We may not be able to obtain or renew permits that are necessary to our operations, or the cost to obtain or renew permits may exceed our estimates. Failure to comply with applicable environmental and health and safety laws and regulations may result in injunctions, fines, suspension or revocation of permits and other penalties. There can be no assurance that the Company has been or will at all times be in full compliance with all such laws and regulations and with its environmental and health and safety permits or that the company has all required permits. The costs and delays associated with compliance with these laws, regulations and permits and with the permitting process could stop the Company from proceeding with the operation or development of the Mesquite Mine or increase the costs of development or production and may materially adversely affect the Company’s business, results of operations or financial condition.

We are subject to substantial costs for compliance with environmental laws and regulation and may be subject to substantial costs for liability related to environmental claims.

Our exploration, production and processing operations are extensively regulated under various U.S. federal, state and local laws relating to the protection of air and water quality, hazardous waste management, endangered species, and mine reclamation. We may be subject to future liability for environmental costs, including capital costs to comply with environmental laws, costs associated with the remediation of soil or groundwater contamination at our current and formerly owned or operated properties, and reclamation and closure costs upon cessation of our operations at the Mesquite Mine. In addition, we may be subject to reclamation costs for our claims, even if we have not conducted the activity on those properties. Further, the regulatory environment for our operations could change in ways that would substantially increase our liability or the costs of compliance and that could have a material adverse effect on our operations or financial position.

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. We have an existing insurance policy for our reclamation costs at the Mesquite Mine, but we are in the process of negotiating a supplement to that policy to cover the increase in reclamation costs due to Mesquite’s expansion. We may be unable to undertake any trenching, drilling, or development on any of our properties until we obtain financial assurances to cover potential liabilities.

Risks Related To Our Industry

We are dependent on the price of gold, which is subject to numerous factors beyond our control. A substantial or extended decline in gold prices would have a material adverse effect on our revenues, profits and cash flows.

Our business is extremely dependent on the price of gold, which is affected by numerous factors beyond our control. Factors tending to put downward pressure on the price of gold include:

•	sales or leasing of gold by governments and central banks;

•	a low rate of inflation and a strong U.S. dollar;

•	global and regional recession or reduced economic activity;

•	speculative trading;

•	the demand for gold for industrial uses, use in jewelry, and investment;

•	high supply of gold from production, disinvestment, scrap and hedging;

•	interest rates;

•	sales by gold producers in forward transactions and other hedging;

•	the production and cost levels for gold in major gold-producing nations; and

•	the cost level (in local currencies) for gold in major consuming nations.

Any drop in the price of gold would adversely impact our future revenues, profits and cash flows. In addition, sustained low gold prices can:

•	reduce revenues further by production cutbacks due to cessation of the mining of deposits or portions of deposits that have become uneconomic at the then-prevailing gold price;

•	halt or delay the development of new projects; and

•	reduce funds available for exploration, with the result that depleted minerals are not replaced.

During the last five years, the average annual market price of gold has fluctuated between $310 per ounce and $603 per ounce, as shown in the table below.

2002	2003	2004	2005	2006

$310	$364	$406	$445	$603

We are subject to substantial costs for compliance with environmental laws and regulations and may be subject to substantial costs for liability related to environmental claims.

Our exploration, production and processing operations are extensively regulated under various U.S. federal, state and local laws relating to the protection of air and water quality, hazardous waste management and mine reclamation. We may have potential future liability for environmental costs. In addition, we may be subject to reclamation costs for our claims, even if we have not conducted the activity on those properties. Further, the regulatory environment for our operations could change in ways that would substantially increase our liability or the costs of compliance and that could have a material adverse effect on our operations or financial position.

Various laws and permits require that financial assurances be in place for certain environmental and reclamation obligations and other potential liabilities. We may be unable to undertake any trenching, drilling, or development on any of our properties until we obtain financial assurances to cover potential liabilities.

Our operations may be adversely affected by risks and hazards associated with the mining industry.

Our business is subject to a number of risks and hazards including adverse environmental effects, technical difficulties due to unusual or unexpected geologic formations, and pit wall failures.

Such risks could result in personal injury, environmental damage, damage to and destruction of our production facility, delays in mining and liability. For some of these risks, we maintain insurance to protect against these losses at levels consistent with our historical experience and industry practice. However, we may not be able to maintain current levels of insurance, particularly if there is a significant increase in the cost of premiums. Insurance against environmental risks is generally expensive and may not continue to be available for us and other companies in our industry. Our current policies may not cover all losses. Our existing policies may not be sufficient to cover all liabilities arising under environmental law or relating to hazardous substances. Moreover, in the event that we are unable to fully pay for the cost of remedying an environmental problem, we might be required to suspend or significantly curtail operations or enter into other interim compliance measures.

Numerous other companies compete in the mining industry, many of which have greater resources and technical capacity than us, as a result, we may be unable to effectively compete in our industry, which could have a material adverse effect on our future operations.

The mineral exploration and mining business is competitive in all of its phases. We compete with numerous other companies and individuals, including competitors with greater financial, technical and other resources than us, in the search for and the acquisition of attractive mineral properties. Our ability to operate successfully in the future will depend not only on its ability to develop the Mesquite Mine, but also on our ability to select and acquire suitable producing properties or prospects for mineral exploration. We may be unable to compete successfully with our competitors in acquiring such properties or prospects on terms we consider acceptable, if at all.

Gold producers must continually obtain additional reserves.

Gold producers must continually replace reserves depleted by production. Depleted reserves must be replaced by expanding known ore bodies or by locating new deposits in order for producers to maintain production levels over the long term. Exploration is highly speculative in nature, involves many risks and frequently is unproductive. No assurances can be given that any of our new or ongoing exploration programs will result in new mineral producing operations. Once mineralization is discovered, it may take many years from the initial phases of drilling until production is possible, during which time the economic feasibility of production may change.

Risks Related To Our Common Stock

Certain of our shareholders may have preemptive rights to acquire shares of our common stock.

We were incorporated in Idaho in 1924. Prior to July 1, 1997, Idaho law generally provided shareholders with preemptive rights unless otherwise provided in a company’s articles of incorporation. Our articles of incorporation did not address preemptive rights. Prior to July 1997, approximately 500,000 shares of our common stock were issued and outstanding, after giving effect to the one for three reverse-split of our shares in June 2002.

Preemptive rights generally give the shareholders of a corporation the right, with certain exceptions, to purchase, before they can be sold to others, (i) common stock issued by the corporation for cash and (ii) other securities issued by the corporation for cash that are convertible into or carry a right to subscribe for or acquire shares of common stock of the corporation.

Shareholders who own shares of our common stock issued prior to July 1, 1997 may have preemptive rights to purchase shares of our common stock to maintain their proportional stock ownership in the Company; however, we believe there is uncertainty with respect to the existence of such rights. In light of this uncertainty and without admitting that such rights exist, in connection with our public offering announced January 17, 2007, we provided holders of our common stock whose holdings can be traced to common stock issued prior to July 1, 1997, the opportunity to purchase shares on the same terms as such public offering.

The Company has not been able to identify all holders of the shares of our common stock issued prior to July 1, 1997. If preemptive rights exist and if shareholders to whom we do not offer the opportunity to purchase shares on the same terms as in our public offering of common stock announced January 17, 2007 or any subsequent offering were able to successfully assert preemptive rights, we could be required to issue shares of common stock to such shareholders as a result of such offerings. In addition, we could be required to issue shares or other securities convertible into our common stock as a result of past issuances and at a value which is significantly lower than the price of the shares of common stock offered to you. In such event, our share capital would be diluted significantly. During the period from January 17, 2003 through January 17, 2007, the Company issued for cash preferred shares, preferred share purchase warrants and units consisting of common shares and common share purchase warrants, all convertible or exercisable into a total of approximately 72.2 million common shares for average total consideration of $0.47 per common share. Due to the Company’s long corporate history and various changes in Idaho laws from 1924 to the present, affected shareholders may have slightly varying preemptive rights, and some affected shareholders may also have preemptive rights with respect to past issuances other than for cash.

If preemptive rights exist and if shareholders were able to successfully assert preemptive rights with respect to past or future issuances, we also could be required to pay money damages to such shareholders, which damages could be based on the difference in value of the shares or other securities between the time of issuance and the time of claim. We may not have enough cash to pay any money damages awarded with respect to such rights. In such event, we would need to finance such payments through additional debt or equity financing, which might not be available on acceptable terms, or at all. If we were unable to raise additional financing when necessary, we could be forced to delay our mine development or cease or curtail operations.

In cases primarily involving closely-held companies, courts have invalidated shares of common stock or other securities issued in violation of preemptive rights. If any shareholders were able to successfully assert preemptive rights and such remedy were granted the effect on the Company could be materially adverse.

We believe that Idaho law would bar a claim by a shareholder with respect to any issuance prior to January 17, 2003 or, alternatively January 17, 2004. As of January 17, 2003, shares issued prior to 1997 represented approximately 5.53% of the outstanding share capital of the Company, which we believe would be the aggregate ownership interest which shareholders who were able to successfully assert any preemptive rights could seek to maintain. However, we cannot assure you that a court would not reach different conclusions. If any person should seek to assert preemptive rights, the Company intends to vigorously defend the matter.

We will likely require additional capital in the future and no assurance can be given that such capital will be available at all or available on terms acceptable to us.

It is likely that we will need to raise further capital to fund aspects of the business. The success and the pricing of any such financing will be dependent upon the prevailing market conditions at that time. If additional capital is raised by an issue of securities, this may have the effect of diluting the interests of our existing shareholders. Any debt financing, if available, may involve financial covenants that limit our operations. If we cannot obtain such additional financing, we may be required to reduce the scope of any activities that could adversely affect our business, operating results and financial condition.

Failure by us to achieve and maintain effective internal control over financial reporting in accordance with the rules of the SEC could harm our business and operating results and/or result in a loss of investor confidence in our financial reports, which could have a material adverse effect on our business and stock price.

As a public company, we are required to comply with Section 404 of the Sarbanes-Oxley Act, and, beginning with the year ending December 31, 2007, we will have to obtain an annual attestation from our independent auditors regarding our internal control over financial reporting and management’s assessment of internal control over financial reporting. We cannot be certain as to the timing of completion of our internal control evaluation, testing and remediation actions or of their impact on our operations. Upon completion of this process, we may identify control deficiencies of varying degrees of severity under applicable SEC and Public Company Accounting Oversight Board rules and regulations that remain unremediated. We will be required to report, among other things, control deficiencies that constitute a “material weakness” or changes in internal controls that, or that are reasonably likely to, materially affect internal controls over financial reporting. A “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory authorities, including the SEC. In addition, failure to comply with Section 404 or the report by us of a material weakness may cause investors to lose confidence in our financial statements, and our stock price may be adversely affected as a result. If we fail to remedy any material weakness, our financial statements may be inaccurate, we may face restricted access to the capital markets and our stock price may be adversely affected.

All of our directors and officers may not be subject to suit in the United States.

Our directors and officers reside in Canada and the United Kingdom. As a result, it may be difficult or impossible to effect service of process within the United States upon those individuals, to bring suit against any of those individuals in the United States or to enforce in the United State courts any judgment obtained there against any of those individuals predicated upon any civil liability provisions of the United States federal securities laws. Investors should not assume that Canadian or British courts will enforce judgments of United States federal securities courts against any director or officer residing in Canada or the United Kingdom, including judgments obtained in actions predicated upon the civil liability provisions of the United States federal securities laws or the securities or “blue sky” laws of any state within the United States, or will enforce, in original actions, liabilities against such directors or officers predicated upon the United States federal securities laws or any such state securities or blue sky laws.

We may experience volatility in our stock price.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in operating results;

•	changes in financial estimates by securities analysts;

•	changes in market valuations of other similar companies;

•	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;

•	additions or departures of key personnel;

•	any deviations in net sales or in losses from levels expected by securities analysts; and

•	future sales of common stock

As a result of any of these factors, the market price of our shares of common stock at any given point in time may not accurately reflect our long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and damages and divert management’s attention and resources.

Because our securities trade on the OTC Bulletin Board, your ability to sell your shares in the secondary market may be limited.

If you trade our securities on the OTC Bulletin Board, such trades will be subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, which impose additional sales practice requirements on broker-dealers that sell securities governed by these rules to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual individual income exceeding $200,000 or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons that are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person’s written consent to the transaction prior to sale. Consequently, these rules may adversely affect the ability of purchasers to sell our securities through the OTC Bulletin Board and otherwise affect the trading market in our securities on the OTC Bulletin Board. Because our shares are deemed “penny stocks” in the United States, you may have difficulty selling them in the secondary trading market in the United States.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined in the regulations) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange or Nasdaq, the equity security also would constitute a “penny stock.” As our common stock falls within the definition of penny stock in the United States, these regulations require the delivery, prior to any transaction in the United States involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. In addition, monthly statements are required to be sent disclosing recent price information for the penny stocks. The ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

Any future restatement of our financial statements may adversely affect the trading price of our common stock.

In August 2006 we completed the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004, and we believe they are presented in accordance with the requirements of United States generally accepted accounting principles. However, such restatements do not prevent future changes or adjustments, including additional restatements. If there were future restatements of our consolidated financial statements, such restatements may adversely affect the trading price of the our common stock.

Our articles of incorporation contain provisions that discourage a change of control.

Our articles of incorporation contain provisions that could discourage an acquisition or change of control without our board of directors’ approval. Our articles of incorporation authorize our board of directors to issue preferred stock without shareholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire control of us, even if that change of control might be beneficial to our shareholders.

We have not paid dividends in the past and do not anticipate doing so in the future.

No dividends on our shares of common stock has been paid by us to date. We anticipates that we will retain all future earnings and other cash resources for the future operation and development of our business. Additionally, we do not intend to declare or pay any cash dividends in the foreseeable future. Payment of any future dividends will be at the discretion of our board of directors, after taking into account many factors, including our operating results, financial condition, and current and anticipated cash needs.

ITEM 2.  DESCRIPTION OF PROPERTIES

Until June 2006 our corporate headquarters were located in Reno, Nevada and consisted of 2,990 square feet of office space. We had a three-year lease and the rent for the initial term was $2,215 per month. Since June 2006 our corporate headquarters have been located in Toronto, Ontario, Canada, where we share premises with Silver Bear Resources Inc. (“Silver Bear”), a related party through common directors and senior executives. Under a cost sharing agreement with Silver Bear, we are charged with 50% of the rental of the space occupied. For the periods June 1, 2006 to December 31, 2006 and January 1, 2007 to May 31, 2007, our monthly cost was $1,581 and $3,332, respectively. For the period June 1, 2007 to May 31, 2008, our monthly cost will be $3,716.

As of December 31, 2006, we owned or retained interests in properties comprising the Mesquite Mine referred to in Item 1 under the caption “Mesquite Mine - description of the property and mineral rights.” This is our primary asset.

In addition, as of December 31, 2005, we owned or retained interests in other exploration properties in the western United States. On June 19, 2006, we disposed of these exploration properties. The total cost to hold these properties in 2006 was $34,345 and in 2005 was $212,465.

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

Holly Gold Property

The Company was a lessee under a mining lease dated October 20, 2004 with Mountain Gold Exploration Inc. / IW Exploration Co. (“the Claim Owners”). On June 19, 2006, the Company assigned its leasehold interest to Dome Copper, Inc. (“Dome”) and Dome assumed all of the Company’s obligations and liabilities under the lease. Dome thereafter apparently failed to perform its obligations under the lease. The Claim Owners have alleged that the Company failed to follow required procedures in assigning the lease, that the assignment was null and void, and that the Company is therefore responsible for the obligations not met by Dome.

The Company disputes it is liable for any of the obligations alleged by the Claim Owners and believes it has meritorious defences to the Claim Owners assertions. No legal proceedings have been commenced in regard to this matter but, in such event, the Company will vigorously contest any assertions by the Claim Owners.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders during the fourth quarter ended December 31, 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted under the symbol “WGDF.OB” on the Over-the-Counter Bulletin Board and since August 28, 2006 has been quoted under the symbol “WGI.TO” on The Toronto Stock Exchange. The following tables set forth the high and low bid information for our common stock for the periods indicated in the past two fiscal years, which reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Over-the-Counter Bulletin Board

Quarter Ended	High Bid Quotation	Low Bid Quotation
2006:
Fourth quarter	$2.43	$1.26
Third quarter	$2.70	$1.70
Second quarter	$3.08	$0.83
First quarter	$0.92	$0.16
2005:
Fourth quarter	$0.29	$0.16
Third quarter	$0.29	$0.15
Second quarter	$0.46	$0.26
First quarter	$0.56	$0.33

The Toronto Stock Exchange (in Canadian dollars)

Quarter Ended	High Bid Quotation		Low Bid Quotation
2006:
Fourth quarter	C$	2.95	C$	1.40
Third quarter (August 28, 2006 through September 30, 2006)	C$	3.50	C$	1.92

Holders

As of February 28, 2007, there were approximately 912 shareholders on record of our common stock, however we believe that there are additional beneficial owners of our common stock who own our stock in “street name.”

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

Unregistered Sales of Securities and Use of Proceeds

Under the terms of severance arrangements dated October 21, 2005, we issued 133,333 common shares to Thomas Mancuso and 106,667 common shares to Thomas Callicrate, effective October 25, 2006.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in dollars, except per share amounts)

(Dollar amounts are stated in thousands of US dollars unless otherwise stated)

The following discussion provides information that management believes is relevant to an assessment and understanding of the consolidated financial condition and results of operations of Western Goldfields Inc and its subsidiaries (collectively “Western Goldfields” or the “Company”). This item should be read in conjunction with our audited consolidated financial statements and the notes thereto included in annual report.

Overview

We are an independent precious metals production and exploration company with operations focused in North America. In November 2003 we acquired the Mesquite Mine (“Mesquite” or “the Mine”) from a subsidiary of Newmont Mining Corporation (“Newmont”). Mesquite is our principal asset, providing us with current gold production based on leaching the material that was placed on the heap leach pads by Newmont and previous owners of the property. As a result of the current relatively high price for gold, since the acquisition from Newmont this production has provided us with operating cash flow to help sustain our operations pending completion of a feasibility study which we believed would justify resumption of mining operations.

In February 2006, we closed a $6,000 private placement financing which significantly improved our financial position, enabled us to repay all our outstanding debt and proceed towards completion of the Mesquite feasibility study. We also announced the appointment of new directors and a new management team.

On August 9, 2006 we announced the completion of the Mesquite feasibility study, which estimated proven and probable reserves of 2.36 million ounces of gold. On the basis of this study we focused our efforts on equipment specification and related financing with a view to resumption of mining operations in the second quarter of 2008. The feasibility study is more fully described in Item 1 of this report. In November 2006 we placed orders valued at $60,900 for the mining vehicle fleet and in January and February of 2007 we completed a common share equity financing, including an underwriter’s over-allotment option, which provided us with net proceeds of approximately $59,300. We are now engaged in negotiations with a bank lender with a view to establishing a project debt facility, which will be the final step in financing the Mesquite Mine expansion.

Selected Financial Results (in $000s)

	Years ended December 31,
	2006	2005	2004
Revenues net	$7,859	$9,798	$10,867
Gross profit (loss)	(1,601)	(815)	(1,098)
Net loss	(11,583)	(3,340)	(4,419)
Net loss to common shareholders	(11,600)	(5,075)	(4,419)

Net loss per common share, basic and diluted	$(0.18)	$(0.13)	$(0.12)

Gold ounces produced	12,668	21,776	27,398
Gold ounces sold	13,210	23,818	27,357
Average price received per ounce	$595	$411	$397
Cost of sales per ounce(i)	$928	$536	$502

(i)	Cost of sales include mine cost of sales less non-cash depreciation, amortization and accretion, and reclamation cost recovery.

Consolidated Financial Results / Overall Performance (in $000s)

The Company’s net loss to common shareholders for the year ended December 31, 2006 (“2006”) was $11,600, or $0.18 per share, compared with $5,075, or $0.13 per share, and $4,419, or $0.12 per share, for the years ended December 31, 2005 and 2004 respectively (“2005” and “2004”).

Results for 2006, as compared with 2005, were negatively impacted by the 45% reduction in gold ounces sold from 23,818 ounces to 13,210 ounces. With no new material being placed on the leach pads, it has become increasingly difficult to extract the residual gold and maintain the solution grades coming from the leach pads. This lower production was substantially offset by the 45% increase in the average selling price per ounce from $411 to $595, reflecting the continuation of relatively strong pricing in world markets and the sale of all of our 2006 output on the spot market. During 2006, we revised the net present value of our reclamation plan obligations downward to $4,894 from $6,354, giving rise to a recovery of $1,460 in respect of accretion expense previously recorded. The reduction was primarily associated with a revision in the forecast timing of these obligations in light of the feasibility study. A similar revision in 2005 gave rise to a reduction in the forecast liability of $544 in that year. Cost of sales per ounce for 2006 were $928, as compared with $536 and $502 per ounce in 2005 and 2004 respectively.

The results for 2006 were also adversely affected by the increase in other operating expenses from $2,392 in 2005 to $9,238. General and administrative expenses were sharply higher on account of costs early in the year associated with the proposed Romarco merger, severance costs, costs of transitioning to the new management team, legal costs relating to several regulatory filings, and costs of obtaining a listing on The Toronto Stock Exchange. Non-cash stock based compensation for 2006 also increased significantly to $3,209 from $518 in 2005. The increase primarily reflects grants of options to our new management team in early 2006. We also incurred severance costs, paid in cash and through the issuance of common shares, resulting from management changes. The costs of our feasibility study in 2006 were $821.

Results for 2006 were also impacted by costs of $1,225 relating to termination of the proposed merger agreement with Romarco Minerals Inc.

The net loss to common shareholders in 2005 was adversely effected by the recognition of a conversion benefit arising to holders of our Series A Preferred stock and warrants in the amount of $1,700 and its being accounted for as a deemed dividend. The conversion benefit was triggered by our granting to Romarco Minerals Inc. an option to purchase our common stock on August 25, 2005.

 As a result of the diminishing productive capacity of the leach pads, throughout 2006 we have been implementing strategies to maintain output levels and reduce costs. Ounces produced continued to decline, however, and in 2006 were 12,668 compared with 21,776 and 27,398 in 2005 and 2004 respectively. We continually monitor solution grades being produced by the leach pads with a view to optimizing output; during the third quarter of 2006 we concluded that it was no longer economic to continue leaching the Vista pad and we commenced closure operations. Under the terms of our bonding arrangement with AIG, costs of closure are reimbursable. Reimbursement claims of $201 have been made in respect of 2006 expenditures.

	Years ended December 31,
	2006	2005	2004

Gold sales revenue	$7,859	$9,798	$10,867
Average price realized per ounce	$595	$411	$397
Increase (Decrease) in revenues	$(1,939)	$(1,069)	$10,867
Change in revenues attributable to ounces sold	$(4,364)	$(1,406)	$10,867
Change attributable to average selling price	$2,425	$337	$-

Revenues from gold sales for 2006 decreased by $1,939 or 20% compared to 2005, and by $1,069 or 10% compared with 2004, as the effect of lower ounces sold more than offset higher selling prices.

	Years ended December 31,
	2006	2005	2004

Cost of sales	$9,461	$10,613	$11,965
Decrease	$(1,152)	$(1,352)	$-
Cost of sales (before recognition of reclamation cost recovery)	$10,921	$11,157	$11,965
Decrease	$(236)	$(808)	$-
Gross loss %	20%	8%	10%
Increase (decrease) in gross loss %	12%	(2)%

Cost of sales for 2006 decreased by $1,152 or 11% compared to 2005. The decrease results partially from recognition of a recovery of $1,460 in respect of reclamation plan obligations at the Mesquite Mine. The comparable recovery in 2005 was $544. On completion of the feasibility study in August 2006, we re-evaluated the net present value of closure costs in light of the extended life of the mine and the revised reserve estimates. Closure costs were estimated at $4,894 compared with $6,354 previously estimated. Excluding this element, cost sales for the year ended December 31, 2006 decreased by $236 or 2%. Cost of sales for the year ended December 31, 2006 was also impacted by a decrease in royalty expense reflecting the reduction in gold ounces sold and lower costs arising from inventory movements. Mine operating costs increased due to labour cost increases reflecting a general wage increase given to all hourly employees in July 2006, increased workmen’s compensation costs and severance payments. Costs of new hires and relocation costs for certain new employees also increased operating costs. Cyanide costs increased due to higher volumes of solution being pumped to the leach pads, and power costs increased due to utility rate increases.

Cost of sales for 2005 decreased by $1,352 or 11% compared to 2004. A recovery of $544 in respect of reclamation cost obligations was recorded in 2005. Excluding this element, cost of sales for 2005 decreased by $808 or 7%. Cost of sales for 2005 was also impacted by a decrease in royalty expense reflecting the reduction in gold ounces sold. Mine operating costs decreased due to lower cyanide costs, workmen’s compensation costs and consulting fees.

A comparison of the major components of cost of sales, excluding the reclamation cost recovery, is as follows:

	Years ended December 31,
	2006	2005	2004

Mine operating costs	$7,193	$6,551	$7,036
Mine site administration	$1,642	$1,391	$1,837
Depreciation, amortization and accretion	$1,352	$1,599	$1,774
Royalties	$303	$774	$1,072
Inventory adjustment	$399	$807	$159

Other operating expenses for 2006 increased by $6,846 or 286% compared to 2005. The increase reflects higher general and administrative costs; early in 2006 costs were incurred for legal and travel costs in connection with the proposed merger with Romarco Minerals Inc., costs relating to warrants issued for services provided in connection with the private placement financing in February, and termination costs for several employees; later in the year we incurred significant legal costs in connection with several regulatory filings, further costs of transitioning to the expanded management team and costs in connection with our Toronto Stock Exchange listing in August. Other operating expenses for 2006 also include $3,209 in respect of stock based compensation compared with $518 in 2005. This increase was driven by the award of options to the new management team in February 2006 and by further awards made to additional hires in the second and third quarters of 2006. During 2006 we also incurred non-cash costs of $547 in respect of the value of shares issued to two former executives under the terms of their severance arrangements in 2005, and costs of $821 to complete the feasibility study.

	Years ended December 31,
	2006	2005	2004

Other operating expenses	$9,238	$2,392	$3,136
Increase (decrease) in other operating expenses	$6,846	$(744)
As % of revenues	118%	24%	29%
Change in % of revenues	94%	(5)%

A comparison of the major items included in other operating expenses is as follows:

	Years ended December 31,
	2006	2005	2004

General and administrative	$4,261	$1,653	$1, 174
Stock based compensation	$3,209	$518	$1, 158
Severance costs payable in common shares	$547	$-	$-
Exploration - Mesquite	$821	$13	$508

Other expenses for the year ended December 31, 2006 were $743 compared to $133 in 2005. The most significant item of cost occurred in February 2006, when we paid $1,225 to terminate the proposed Romarco merger. The cash infusion of $6,000 from the private placement of units in February 2006, supplemented by cash received upon exercise of preferred and common share warrants as 2006 progressed, resulted in our having positive cash balances for much of the year. Interest income for 2006 was $392 compared with $173 in 2005, and interest expense in 2006 was $20 compared with $349 in the prior year.

 A comparison of the major items included in other income (expense) is as follows:

	Years ended December 31,
	2006	2005	2004

Expenses of Romarco merger termination	$(1,225)	$-	$-
Interest income	392	173	115
Interest expense	(20)	(349)	(327)

Results of Operations

Year Ended December 31, 2006 (“2006”) Compared to Year Ended December 31, 2005 (“2005”).

Poured gold production for 2006 was 12,668 ounces compared with 21,776 ounces in 2005. Since no new ore has been placed on the leach pads since 2001, the productive capacity of the leach pads is diminishing and we are continuing with various strategies, initiated in the first quarter of 2006, to maintain output levels. Gold sales for 2006 were 13,210 ounces at an average selling price of $595 for revenues of $7,859 compared with 23,818 ounces at an average selling price, after hedging, of $411 for revenues of $9,798 in 2005. The higher average selling price reflects the increase in the world price for gold and our sale of all production in the spot market. We incurred no hedging losses in 2006 as compared to a loss of $687 in 2005.

Mine operating costs for 2006 were $7,193, compared to $6,551 for 2005. The increase primarily reflects higher power rates, increased costs of chemicals and increases in engineering department labour and use of consultants. During 2006 we continued our strategies aimed at lowering costs and concentrating production on the most productive areas of the leach pads. Mine site administration costs for 2006 were $1,642 compared with $1,391 in 2005, reflecting additional staffing and relocation costs. Depreciation, amortization and accretion expense for 2006 was $1,352 compared with $1,599 in 2005. The decrease reflects lower accretion expense associated with revisions to the reclamation plan at Mesquite. Costs associated with the change in metal-in-process inventories in 2006 were $399 compared with $807 in 2005 as work in process inventories declined to 441 ounces at December 31, 2006 from 1,406 ounces at December 31, 2005. In the third quarter of 2006 we recorded a cost recovery of $1,460 resulting from a reduction in the estimate of the net present value of reclamation costs at Mesquite. A re-evaluation of these costs was made on completion of the feasibility study in August 2006. The foregoing factors resulted in a gross loss of $1,601 for 2006 compared with a gross loss of $815 in 2005.

General and administrative expense increased to $4,261 for 2006 from $1,653 for 2005. We incurred significant costs early in the year associated with the proposed Romarco merger, severance costs and costs of transitioning to the new management team. We then incurred significant legal costs relating to several regulatory filings designed to facilitate the exchange of and trading in our common shares, warrants and options, and costs of obtaining a listing on The Toronto Stock Exchange. The higher costs for the year also reflect higher management salary costs, related recruiting costs and management travel costs as we completed the feasibility study and started to gear up for resumption of mining operations at Mesquite.

Stock based compensation represents the non-cash costs of options, as calculated under the Black-Scholes option pricing model, granted to directors, officers and employees. The increase in expense to $3,209 in 2006 from $518 in 2005 relates to the high initial amortization of options granted to the new management team in February and June of 2006 and their ongoing amortization thereafter.

Under the terms of severance arrangements concluded with two of our former officers in October 2005, we were required to issue a certain number of our common shares upon completion of the Mesquite feasibility study. The completion of the study was announced on August 9, 2006 and we used the closing price of the stock on that date to calculate the liability to these former officers in the amount of $547.

Exploration activities at Mesquite during 2006 were $821 and relate entirely to the completion of the mine feasibility study. Exploration activities at the Mine were minimal in 2005.

Other income (expense) for 2006 was $743 compared to $133 in 2005. The most significant item of cost occurred in February 2006, when we paid Romarco a termination fee of $1,000 and expense reimbursement costs of $225 on termination of the proposed merger agreement between us and Romarco. The proceeds of the first tranche of $3,700 of private placement units that closed on February 13, 2006 enabled us to repay the R.M.B. International, (Dublin) Limited (“RMB”) and Romarco Minerals Inc. (“Romarco”) loans outstanding at that time. Completion of the second tranche of $2,300 on February 20, 2006 and subsequent receipts of cash on exercise of common stock options and warrants as 2006 progressed, resulted in our having cash on deposit for the rest of the year. Interest income for 2006 was $392 compared with $173 in 2005, and interest expense in 2006 was $20 compared with $349 in 2005.

The net loss in 2005 was increased by the recognition of a conversion benefit arising to holders of our Series A Preferred stock and warrants in the amount of $1,700. This has been accounted for as a deemed dividend and as additional paid-in capital. The conversion benefit was triggered by our granting to Romarco an option to purchase our common stock on August 25, 2005.

The above were the major factors in our reporting a net loss to common shareholders for 2006 of $11,600 or $0.18 per share, compared with a net loss of $5,075 or $0.13 per share in 2005.

In 2005 other comprehensive income includes a gain of $679 in respect of the mark-to-market of forward gold sales contracts. We had no comparable income or expense in 2006 since all gold sales were on a spot basis.

Our net comprehensive loss in 2006 was $11,585 compared with $2,653 in 2005.

Year Ended December 31, 2005 (“2005”) Compared to Year Ended December 31, 2004 (“2004”).

Poured gold production for 2005 was 21,776 ounces compared with 27,398 ounces in 2004. This reflects the diminishing productive capacity of the leach pads with no new ore having been added since 2001. Gold sales for 2005 were 23,818 ounces at an average selling price of $411 for revenues of $9,798 compared with 27,357 ounces at an average selling price, after hedging, of $397 for revenues of $10,867 in 2004. The higher average selling price reflects the increase in the world price for gold, but this was substantially offset by the impact of hedging strategies that we adopted in connection with our credit facility agreement with RMB. We incurred hedging losses of $679 in 2005 compared with $177 in 2004.

Mine operating costs for 2005 were $6,551 compared to $7,036 in 2004. The decrease reflects refunds of, and lower rates for, Workers Compensation expense. It also reflects operating efficiencies which resulted in lower power and chemical costs. Mine site administration costs for 2005 were $1,391 compared with $1,837 in 2004. The decrease primarily relates to the termination of an outside management contract and reductions in management personnel. Depreciation, amortization and accretion expense for 2005 was $1,599 compared with $1,774 in 2004. This primarily reflects a $412 decrease in charges for amortization of deferred loan financing costs. Costs associated with the change in metal-in-process inventories in 2005 were $807 compared with $159 in 2004 as work in process inventories decreased to 1,406 ounces at December 31, 2005 from 4,004 ounces at December 31, 2004. In late 2005 we completed a review of our SFAS No. 143 reclamation and remediation liability which resulted in our recording a cost recovery of $544 due to the revised estimate being lower than previous estimates. The foregoing factors resulted in a gross loss of $815 for 2005 compared with a gross loss of $1,098 in 2004.

General and administrative expense for 2005 increased to $1,653 from $1,174 for 2005. These costs include payments to consultants, legal and accounting fees, director’s fees and general and administrative expenses for the corporate office.  Stock-based compensation for 2005 was $518 compared with $1,158 in 2004. The decrease relates to there being significantly fewer options awarded and at lower exercise prices in 2005 than in 2004.

Costs for general exploration activities, primarily land fees, were $208 in 2005 compared with $295 in 2004. We also incurred expenses of $508 in connection with initial feasibility study activities in 2004.

Other expenses during 2005 totaled $133 compared with $185 in 2004. The decrease primarily reflects an increase in interest income to $173 in 2005 from $115 in 2004, partially offset by an increase in interest expense to $349 in 2005 from $327 in 2004, reflecting higher interest rates offset by lower loan balances in 2005.

The net loss to common shareholders in 2005 was adversely affected by the recognition of a conversion benefit arising to holders of our Series A Preferred stock and warrants in the amount of $1,700. This has been accounted for as a deemed dividend and as additional paid-in capital. The conversion benefit was triggered by our granting to Romarco an option to purchase our common stock on August 25, 2005.

The above were the major factors in our reporting a net loss to common shareholders for 2005 of $5,075 or $0.13 per share, compared with a net loss of $4,419 or $0.12 per share in 2004.

In 2005 other comprehensive income includes a gain of $679 in respect of the mark-to-market of forward gold sales contracts. The comparable gain in 2004 was $177.

Our net comprehensive loss in 2005 was $2,653 compared with $4,314 in 2004.

Liquidity and Capital Resources

At December 31, 2006 our cash balance was $5,503 and our working capital was $4,549. This represents a significant improvement in our financial position since December 31, 2005 when we reported cash of $52 and a working capital deficit of $2,515. At that time we were illiquid and our ability to continue as a going concern in the absence of additional financing was in question.

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

With the improvement of our stock price subsequent to the developments in February 2006, our liquidity has been improved through the conversion of warrants and the exercise of stock options. In 2006, we received cash of $11,534 upon the exercise of 11,421,310 warrants at $1.00 each and 250,000 warrants at $0.45 each. In addition 500,000 preferred share warrants were exercised for proceeds of $300. Further, we received $633 in respect of the exercise of 1,135,000 options during the year. The funds were used to finance our expansion plans at Mesquite upon completion of the feasibility study.

Cash required for operating activities in 2006 was $7,316 compared with $725 in 2005. The major element in this cash requirement in 2006 was our net loss of $11,583, which amount had already been reduced by the non-cash recovery of reclamation costs of $1,460. The loss was offset in part by non-cash items such as: depreciation and accretion expense of $1,357, stock-based compensation of $3,209, and the issuance of common stock and warrants in settlement of severance obligations, for exploration asset and services, and for consultancy services, totaling $917. A change in the composition of non-cash working capital items during 2006, primarily through an increase in accounts payable, generated $515 to cash from operations. In 2005, our net loss was $3,340, which amount had already been reduced by the non-cash recovery of reclamation costs of $544. The 2005 loss was offset by non-cash depreciation, accretion and amortization of deferred loan financing costs of $1,612 and by a decrease in non-cash working capital items of $1,025. Cash requirements for operating activities in 2005 were also reduced by stock-based compensation of $518 and by the issuance of common stock for exploration assets and services in the amount of $166.

In view of the liquidity concerns in 2005 that carried over into 2006 and our focus, subsequent to the management changes and financing in February 2006, on the feasibility study, investing activities were kept to a minimum for much of 2006. Up to the end of the third fiscal quarter, capital spending was $472 and related primarily to a new “wobbler” spray system designed to enhance solution grades coming from the leach pads. During the fourth quarter we spent $2,972 on projects that had to be initiated in order to meet the time lines set out in our feasibility study for resumption of mining operations.

Net cash provided by financing activities in 2006 was $16,210. Cash receipts comprise the $6,000 proceeds of sale of 20,000,000 units in February 2006, of which $4,012 was attributed to common stock and $1,988 to warrants, the $11,534 received on exercise of common share warrants and $300 received on exercise of preferred share warrants, and the $633 received on exercise of options. Cash payments include the repayment of $2,205 principal on the RMB and Romarco loans. In 2005, net cash used for financing was $795, comprising $1,500 in respect of payments of principal on the RMB loan and the proceeds of loan advances from Romarco of $705.

The foregoing factors resulted in an increase in our cash position during 2006 of $5,450 and a decrease in our cash position during 2005 of $1,482.

On November 21, 2006, we announced that we had issued purchase orders totaling $60,900 in respect of the mining fleet required for resumption of mining operations at the Mesquite Mine. We have now issued purchase orders totaling $67,000 for the mining fleet and have incurred expenditures and other commitments of approximately $3,800. The major components of the mining fleet and their approximate cost, including all relevant taxes, are as follows: 14 haul trucks - $33,200; 2 shovels - $16,500; 1 front-end loader - $4,300; other mobile and ancillary equipment, including drills, bull-dozers, graders and water trucks - $9,500; truck tires - $3,500. During February, 2007 we took delivery of five ancillary equipment units as part of the mining fleet we had ordered in late 2006. The aggregate cost of the equipment received to date is approximately $2,900. Delivery of the larger items is expected in the period May through October of 2007. Payment terms vary; generally, payment is 10 days after commissioning, but in the case of the haul trucks, 80% is due on shipment and 20 % on completion of commissioning. Based on the delivery schedules provided by our suppliers, we anticipate paying approximately $24,000 of the cost by the end of May, a further $17,000 by the end of June, $15,000 by the end of July and the balance of $11,000 in the period August through October of 2007.

In order to finance these capital expenditure commitments and to proceed with the other aspects of the project, we have been actively pursuing a range of options as regards equity and debt financing. We have estimated that, in the event of project financing not being available and cancellation occurring as at December 31, 2006, cancellation fees of approximately $3,178 would have been payable. The closing of the public offering of shares in January and February 2007, as described below, has significantly reduced this financing risk.

On November 30, 2006, we announced the signing of a mandate letter with Investec Bank (UK) Limited (“Investec”) to arrange and underwrite up to $105,000 of project debt and that we had received an indicative term sheet for such financing. We are currently negotiating the terms of a credit agreement with Investec and we anticipate signing a definitive agreement before the end of the first quarter of 2007. This project debt facility, combined with the equity financing discussed below, should provide the financial resources required to commence expanded operations at the Mesquite Mine by April 2008.

On January 25, 2007 we announced that we had completed the issue of 31,115,000 shares of our common stock at a price of $1.91 (Cdn. $2.25) for gross proceeds of approximately $59,400. The offering was made under a prospectus supplement to the shelf prospectus dated October 27, 2006. Net proceeds of the transaction, after estimated expenses of $4,100, are estimated to be approximately $55,300. In connection with the issue, we granted the underwriters a 30-day option to purchase up to 2,215,000 additional shares of common stock to cover over-allotments. The underwriters exercised this option on February 1, 2007 for gross proceeds to the Company of approximately $4,200. Net proceeds were approximately $4,000.

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

To date we have expensed all mine development costs since we did not establish proven and probable reserves until completion of the feasibility study in August 2006. In the even that we have deferred development costs in the future, these will be amortized on a units-of-production basis.

The expected useful lives used in depreciation and amortization calculations are based on applicable facts and circumstances, as described above. Significant judgment is involved in the determination of useful lives, and no assurance can be given that actual useful lives will not differ significantly from the useful lives assumed for purposes of depreciation and amortization.

Carrying Value of Long-Lived Assets

We review and evaluate the carrying value of our long-lived assets for impairment when events or changes in circumstances indicate the carrying values may not be recoverable. To date, we have no deferred development costs. Our long-lived assets comprise the fair values allocated to the plant and equipment acquired upon completion of the Mesquite acquisition and subsequent additions. Annually, we review the present value of future cash flows to determine if the amounts carried under plant and equipment are recoverable.

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

Reclamation and Remediation Liabilities

Our mining and exploration activities are subject to various laws and regulations governing the protection of the environment. In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which established a uniform methodology for accounting for estimated reclamation and remediation costs. The statement was adopted in July 2003 upon the acquisition of Mesquite when we recorded the estimated present value of the reclamation and remediation liabilities. Our estimates of reclamation and remediation liabilities are reviewed and adjusted from time to time to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either timing or amount of reclamation and abandonment costs.

Accounting for reclamation and remediation liabilities requires management to make estimates at the end of each period of the undiscounted costs expected to be incurred. Such cost estimates include ongoing care, maintenance and monitoring costs. Changes in estimates are reflected in earnings in the period an estimate is revised.

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

Stock Options and Warrants Granted to Employees and Non-employees

The Company accounts for grants of stock options and warrants in terms of SFAS No. 123 (R), “Share Based Payment”, which revises SFAS No.123, “Accounting for Stock-Based Compensation”. Accordingly, the Company measures all employee stock-based compensation awards and awards to non-employees in exchange for goods and services, using a fair value method and records such expense in its financial statements over the service period. In its application of the Black-Scholes model for valuation of stock options and warrants, management is required to make estimates based on several assumptions, including: risk-free interest rate, volatility rate, and the expected life of the options and warrants. Actual results could differ from these estimates.

 Recent Accounting Pronouncements

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS No. 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company followed this guidance throughout 2006 and does not believe that this has had any material impact on its consolidated financial position or results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company followed the guidance of FIN 47 at the end of its fiscal year ended December 31, 2005, and thereafter, for purposes of determining the fair value of its asset retirement obligations and does not believe that this has had any material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company adopted SFAS No. 154 effective January 1, 2006 and does not believe that it had any material impact on its consolidated financial position or results of operations or cash flows.

In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140”. The Statement resolves issues arising out of Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Assets”. The Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Previously a temporary exemption had existed from the application of the bifurcation requirements of Statement 133 to beneficial interests in securitized financial assets. The Statement eliminates the exemption so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS No. 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In March 2006, the FASB issued Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry”. EITF 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. During the development stage of a mine, pre-production stripping costs are capitalized and typically are amortized over the productive life of the mine. The Company is currently evaluating this guidance to determine the likely impact on its financial reporting for the stripping costs associated with the expansion of the existing mine workings at Mesquite.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. However, for some entities, application of the Statement will change current practice. The provisions of the Statement are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on the Company’s overall results of operations or financial position

Contractual Obligations

The following table presents the contractual obligations outstanding as at December 31, 2006:

	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Mining equipment fleet	$53,411	$53,411	$-	$-	$-
Reclamation and remediation obligations (1)	8,368	226	564	274	7,304
Share of office lease	17	17	-	-	-
Total	$61,796	$53,654	$564	$274	$7,304

(1) In current dollars.

2007 Outlook

Our current expectation is to produce approximately 4,000 ounces of gold during 2007 assuming that we continue to leach the material that was placed on the heap leach pads by previous operators. This production compares with 12,668 ounces produced in 2006 and reflects the closure of the Vista pad in 2006 and commencement of reclamation activities.

The completion of our common share offering on January 25, 2007 and the exercise of the underwriter’s over-allotment option on February 1, 2007, generated net proceeds to the Company of approximately $59,300. This has enabled us to proceed with the purchase of the mining fleet for Mesquite. We have now issued purchase orders totaling $67,000 for the mining fleet and have incurred expenditures and other commitments of approximately $3,800. The major components of the mining fleet and their approximate cost, including all relevant taxes, are as follows: 14 haul trucks - $33,200; 2 shovels - $16,500; 1 front-end loader - $4,300; other mobile and ancillary equipment, including drills, bull-dozers, graders and water trucks - $9,500; truck tires - $3,500. During February, 2007 we took delivery of five ancillary equipment units as part of the mining fleet we had ordered in late 2006. The aggregate cost of the equipment received to date is approximately $2,900. Delivery of the larger items is expected in the period May through October of 2007. Payment terms vary; generally, payment is 10 days after commissioning, but in the case of the haul trucks, 80% is due on shipment and 20 % on completion of commissioning. Based on the delivery schedules provided by our suppliers, we anticipate paying approximately $24,000 of the cost by the end of May, a further $17,000 by the end of June, $15,000 by the end of July and the balance of $11,000 in the period August through October of 2007.

In order to finance these capital expenditure commitments and to proceed with the other aspects of the project, we have been actively pursuing a range of options as regards equity and debt financing. We have estimated that, in the event of project financing not being available and cancellation occurring as at December 31, 2006, cancellation fees of approximately $3,178 would have been payable. The closing of the public offering of shares in January and February 2007, as described below, has significantly reduced this financing risk.

In addition to the mining fleet purchase commitment of $67,000, we are planning on spending approximately $30,900 during 2007 on plant and infrastructure upgrading at Mesquite. All major environmental permits are in place for resumption of mining operations and we anticipate approval of local building permits in the near future to allow us to commence construction of the new leach pads, carbon columns and pipelines.

We are now negotiating the terms of the previously announced project debt facility with Investec Bank (UK) Limited. The indicative term sheet for this facility is for a US$105,000, eight year term loan. Interest would be charged at U.S. LIBOR plus 2.2% pre-completion and 1.75% post completion. Closing is anticipated to be before March 31, 2007.

During 2006 we started to build the management team for the re-activated operations at Mesquite and made several key hires, including a General Manager, Mining Manager and Chief Geologist, to complement existing financial, human resources and environmental affairs staff. In 2007, to date, we have added a Safety Manager, Maintenance Manager and Mining Supervisor to our team and we plan on hiring additional key operators and maintenance personnel by May 1, 2007. We expect to have a full complement of approximately 240 staff at Mesquite by mid-July 2007.

Pre-production stripping operations will start in June 2007 and will continue through January 2008. Initial movement of fresh material to the leach pads will occur in November/December of 2007 and full mining operations will be underway by April 2008.

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Western Goldfields, Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Western Goldfields, Inc. at December 31, 2006 and 2005, and the related consolidated statements of operations and other comprehensive loss, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Western Goldfields, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with United States generally accepted accounting principles.

/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
February 24, 2007

WESTERN GOLDFIELDS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$5,502,535	$52,387
Receivables	223,507	10,179
Inventories (Note 5)	511,663	905,347
Prepaid expenses	841,636	308,363
TOTAL CURRENT ASSETS	7,079,341	1,276,276

Property, plant, and equipment, net of
accumulated depreciation (Note 6)	4,328,512	4,860,434
Construction in progress	2,880,775	10,853
Investments - remediation and reclamation (Note 7)	6,337,006	6,248,220
Long-term deposits	329,146	319,286
Long-term prepaid expenses (Note 8)	1,009,555	1,161,204
Deferred Stock Offering and Debt Issuance Costs	250,000	-
TOTAL OTHER ASSETS	15,134,994	12,599,997

TOTAL ASSETS	$22,214,335	$13,876,273

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,663,080	$807,009
Accounts payable to related party (Note 14)	31,165	-
Accrued expenses	835,740	650,071
Accrued expenses - related party	-	45,834
Dividends payable on preferred stock	-	34,375
Accrued interest	-	48,696
Loan payable - Romarco (Note 9)	-	705,186
Loan payable, current portion (Note 9)	-	1,500,000
TOTAL CURRENT LIABILITIES	2,529,985	3,791,171

LONG-TERM LIABILITIES
Reclamation and remediation liabilities (Note 10)	4,805,473	6,196,570

TOTAL LIABILITIES	7,335,457	9,987,741

COMMITMENTS AND CONTINGENCIES (Note 15)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 25,000,000 shares authorized;
0 and 1,000,000 shares issued and outstanding, respectively (Note 11)	-	10,000
Common stock, $0.01 par value, 500,000,000 shares authorized;
78,452,876 and 39,468,051 shares issued and outstanding,
respectively (Note 12)	784,529	394,681
Additional paid-in capital	32,100,269	10,444,652
Additional paid-in capital preferred	-	2,175,000
Stock options and warrants (Note 13)	7,674,270	4,942,188
Accumulated deficit	(25,678,233)	(14,077,989)
Accumulated other comprehensive loss	(1,958)	-
TOTAL STOCKHOLDERS' EQUITY	14,878,877	3,888,532

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,214,335	$13,876,273

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2006	2005	2004

REVENUES
Revenues from gold sales	$7,859,214	$9,798,150	$10,867,235

COST OF GOODS SOLD
Mine operating costs	7,192,596	6,550,537	7,036,396
Mine site administration	1,642,318	1,390,789	1,836,747
Selling, transportation, and refining	32,001	36,158	87,471
Depreciation, amortization and accretion	1,352,034	1,599,098	1,773,646
Royalties	302,693	774,065	1,071,802
Reclamation cost recovery (Note 10)	(1,459,859)	(543,964)	-
Inventory adjustment	398,784	806,631	158,908
	9,460,567	10,613,314	11,964,970

GROSS PROFIT (LOSS)	(1,601,353)	(815,164)	(1,097,735)

EXPENSES
General and administrative	4,261,067	1,653,268	1,174,272
Stock based compensation	3,209,285	518,316	1,157,821
Severance costs payable in common shares	547,200	-	-
Exploration - Mesquite	821,071	12,852	508,335
Exploration - Other	399,821	207,903	295,245
	9,238,444	2,392,339	3,135,673

OPERATING LOSS	(10,839,797)	(3,207,503)	(4,233,408)

OTHER INCOME (EXPENSE)
Expenses of Romarco merger termination	(1,225,000)	-	-
Interest income	391,824	173,479	114,832
Interest expense	(20,434)	(348,959)	(327,370)
Gain on extinguishment of debt	142,949	-	-
Loss on foreign exchange	(13,970)	-	-
(Loss) gain on sale of assets	(18,837)	42,734	27,133
	(743,468)	(132,746)	(185,405)

LOSS BEFORE INCOME TAXES	(11,583,265)	(3,340,249)	(4,418,813)

INCOME TAXES	-	-	-

NET LOSS	(11,583,265)	(3,340,249)	(4,418,813)

PREFERRED STOCK DIVIDENDS AND DEEMED DIVIDENDS	(16,979)	(1,734,375)	-

NET LOSS TO COMMON STOCKHOLDERS	(11,600,244)	(5,074,624)	(4,418,813)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,958)	-	-
Change in market value of securities	-	8,600	(72,225)
Forward sales derivative mark-to-market	-	678,867	176,921

NET COMPREHENSIVE LOSS	$(11,585,223)	$(2,652,782)	$(4,314,117)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.18)	$(0.13)	$(0.12)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	63,664,614	38,942,158	38,236,003

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional	Value of Shares	Stock Options		Other Comprehensive
	Number		Number		Paid-in	to be	and	Accumulated	Income
	of Shares	Amount	of Shares	Amount	Capital	Issued	Warrants	Deficit	(Loss)	Total

Balance, December 31, 2004	1,000,000	$10,000	38,721,810	$387,218	$10,366,305	$-	$4,779,018	$(9,003,365)	$(687,467)	$5,851,709

Options issued for directors' services	-	-	-	-	-	-	173,658	-	-	173,658

Options issued for officers' services	-	-	-	-	-	-	281,920	-	-	281,920

Options issued for services by employees	-	-	-	-	-	-	58,953	-	-	58,953

Options issued for services by consultants	-	-	-	-	-	-	3,784	-	-	3,784

Common stock issued for services	-	-	746,241	7,463	158,998	-	-	-	-	166,461

Expiration of warrants & options	-	-	-	-	28,049	-	(28,049)	-	-	-

Extension of warrants due to expire	-	-	-	-	-	-	39,204	-	-	39,204

Surrendered warrants - Newmont	-	-	-	-	366,300	-	(366,300)	-	-	-

Net loss for the year ended	-	-	-	-	-	-	-	(3,340,249)	-	(3,340,249)
December 31, 2005

Deemed and accrued dividends on preferred stock	-	-	-	-	1,700,000	-	-	(1,734,375)	-	(34,375)

Other comprehensive income	-	-	-	-	-	-	-	-	687,467	687,467

Balance, December 31, 2005 (Restated - Note 15)	1,000,000	10,000	39,468,051	394,681	12,619,652	-	4,942,188	(14,077,989)	-	3,888,532

Common stock and warrants issued by way of private placement (unaudited)	-	-	20,000,000	200,000	3,812,000	-	1,988,000	-	-	6,000,000

Common shares issued on conversion of series A preferred stock	(1,000,000)	(10,000)	3,125,000	31,250	(6,250)	-	(15,000)	-	-	-

Common shares issued on conversion of series A preferred stock warrants	-	-	1,562,500	15,625	284,375	-	-	-	-	300,000

Common shares issued on conversion of common stock warrants	-	-	12,647,325	126,473	11,407,338	-	-	-	-	11,533,811

Common shares issued on exersice of common stock options	-	-	1,135,000	11,350	621,400	-	-	-	-	632,750

Common shares issued for exploration assets and services	-	-	275,000	2,750	133,750	-	-	-	-	136,500

Common shares issued under severance agreements			240,000	2,400	544,800					547,200

Options issued for directors' services	-	-	-	-	-	-	1,032,488	-	-	1,032,488

Options issued for officers' services	-	-	-	-	-	-	1,764,945	-	-	1,764,945

Options issued for services by employees	-	-	-	-	-	-	411,853	-	-	411,853

Warrants issued for services by consultants	-	-	-	-	-	-	233,000	-	-	233,000

Expiration of warrants & options	-	-	-	-	2,683,204	-	(2,683,204)	-	-	-

Net loss for the twelve months ended December 31, 2006	-	-	-	-	-	-	-	(11,583,265)	-	(11,583,265)

Dividend on preferred stock	-	-	-	-	-	-	-	(16,979)	-	(16,979)

Other comprehensive loss	-	-	-	-	-	-	-	-	(1,958)	(1,958)

Balance, December 31, 2006	-	$-	78,452,876	$784,529	$32,100,269	$-	$7,674,270	$(25,678,233)	$(1,958)	$14,878,877

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005		2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,583,265)	$	$(3,340,249)	$(4,418,813)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	1,087,517		1,021,909	770,511
Amortization of loan fees	-		208,501	620,540
Accretion expense (Note 9)	269,574		381,540	360,000
Reclamation cost recovery	(1,459,860)		(543,964)	-
Reclamation costs incurred	(200,811)		-	-
(Gain) loss on sale of assets and investments	18,836		(42,734)	(16,399)
Interest net of reimbursed costs - reclamation and remediation	(88,786)		(158,648)	(90,578)
Common stock issued for exploration assets and services	136,500		166,462	87,200
Common stock issued in respect of severance agreements	547,200		-	-
Stock based compensation	3,209,285		518,315	1,157,821
Warrants issued for services of consultant	233,000		-	-
Cost of extending expiry date of warrants	-		39,204	5,319
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(213,327)		2,777	4,094
Inventories	393,684		668,902	283,044
Prepaid expenses	(381,624)		247,386	300,408
Deposits	-		4,050	580,950
Long term deposits	(9,860)		(9,612)	(9,674)
Increase (decrease) in:
Accounts payable	854,115		147,922	(18,498)
Accounts payable - related parties	31,165		-	-
Accrued expenses	(64,331)		(53,339)	451,678
Accrued expenses - related parties	(45,835)		7,791	15,543
Accrued interest expense	(48,695)		8,695	(25,920)

Net cash provided (used) by operating activities	(7,315,518)		(725,092)	57,226

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment, including construction
in progress	(3,444,353)		(10,853)	(470,643)
Principal payments received on loan receivable	-		-	40,000
Proceeds from sale of investments	-		47,734	1,503,594
Purchase of investments - remediation and reclamation	-		-	(1,509,443)
Purchase of assets	-		(24,366)	(15,764)
Proceeds from sale of assets	-		25,000	407,231
Net cash provided (used) by investing activities	(3,444,353)		37,515	(45,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - Romarco	-		705,186	-
Cash paid for 2% penalty	-		-	(257,152)
Principal payments on loan	(2,205,186)		(1,500,000)	(3,000,000)
Common stock issued for cash	4,012,000		-	9,000
Restricted cash from 2003 common stock issuance	-		-	3,897,229
Preferred stock and warrants issued for cash	-		-	500,000
Warrants issued for cash	1,988,000		-	-
Exercise of options to purchase common stock	632,750		-	-
Exercise of warrants to purchase common stock	11,833,809		-	-
Preferred stock dividends	(51,354)		-	-
Net cash provided (used) by financing activities	16,210,019		(794,814)	1,149,077

Change in cash	5,450,148		(1,482,391)	1,161,278

Cash, beginning of year	52,387		1,534,778	373,500

Cash, end of year	$5,502,535		$$52,387	$1,534,778

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$69,130		$$162,419	$359,225

NON-CASH FINANCING AND INVESTING ACTIVITIES:

Stock and warrants issued for services	$916,700		$166,462	$87,200
Stock based compensation	$3,209,285		$$518,315	$1,157,821
Stock issued for 2% penalty	$-		$-	$4,464
Preferred stock dividends	$16,979		$$34,375	$-
Preferred stock deemed dividends	$-		$$1,700,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Western Goldfields, Inc. (hereinafter “the Company”) and its wholly owned subsidiaries are engaged in the exploration for, development of and extraction of precious metals, principally in North America. The Company’s three wholly owned subsidiaries are Western Goldfields (Canada) Inc. (a management company), Western Mesquite Mines, Inc. (an operating company), and Calumet Mining Company (an exploration company).

The Company was in the exploration stage until late 2003. With the acquisition of the Mesquite Mine in November 2003, the Company exited the exploration stage and became an operating mining company. Since that time, the Company’s operations have been restricted to the production of gold from material that was placed on heap leach pads by previous owners of the mine. Revenue from gold sales since January 2004 has helped to sustain operations pending reactivation of the mine.

During 2005 the Company’s deteriorating liquidity position resulted in the rescheduling of bank loan payments that were due on July 31 and October 31, 2005. As at December 31, 2005, the Company’s working capital deficit was $2,514,895.

In February 2006, the Company announced the appointment of new directors and a new management team and the completion of a $6,000,000 private placement financing. This financing significantly improved the Company’s financial position, enabling it to repay all outstanding debt and proceed towards completion of the Mesquite feasibility study.

In August, 2006 the Company announced the completion of the Mesquite feasibility study, which indicated proven and probable reserves of 2.36 million ounces of gold, and in November, 2006 the Company placed orders valued at approximately $60,900,000 for the mining vehicle fleet required for resumed mining operations at Mesquite.

As at December 31, 2006, the Company had working capital of $4,549,356.

In January and February, 2007 the Company completed a common share equity financing, including an underwriters’ over-allotment option, which provided the Company with aggregate net proceeds of approximately $59,300,000.

The Company’s year-end for reporting purposes is December 31.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

These financial statements include the accounts of Western Goldfields, Inc. and its 100% owned subsidiaries: Western Goldfields (Canada) Inc., Western Mesquite Mines, Inc., and Calumet Mining Company (collectively “Western Goldfields”.) The financial statements include the assets and liabilities of Western Goldfields as at December 31, 2006 and its results of operations and its cash flows for the period ended December 31, 2006. All significant inter-company accounts and transactions have been eliminated on consolidation.

The classification of certain items in these financial statements differs from that adopted in prior periods as a result of grouping or allocation. Such items have been reclassified in the financial statements of the prior period to conform to the new basis.

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied in the preparation of the financial statements.

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

As at December 31, 2006, the Company had 78,452,876 shares of common stock and a total of 17,054,231 warrants and 13,661,250 options outstanding. As at December 31, 2005, the Company had 39,468,051 shares of common stock and a total of 22,302,849 warrants and 6,672,900 options outstanding.

Carrying Value of Long-Lived Assets

The Company reviews and evaluates the carrying value of its long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. To date, the Company has not recorded any deferred development costs. Its long-lived assets comprise the fair values allocated to the plant and equipment acquired upon completion of the Mesquite acquisition and subsequent additions. Annually, the Company reviews the present value of future cash flows to determine if the amounts carried under plant and equipment are recoverable.

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

Since October 30, 2005, the Company has reverted to selling its gold production in the spot market. In the event that the Company has entered into forward sales contracts, it regularly monitors its commodity exposures and ensures that contracted amounts do not exceed the amounts of underlying exposures.

Realized prices under forward sales contract are recognized in gold sales and by-product credits as the designated production is delivered to meet commitments. The Company values gold for all cash flow hedging purposes based upon the London Afternoon Gold Fix for each valuation date, modified by the gold forward rate expected by the Company subject to the Company's discounted financing costs. Management maintains estimates for expected forward sales value to approximate the future value of forward sales contracts for the determination of provisions for gains or losses on derivatives.

The income effect of the change in derivative values is accounted for in other comprehensive income based upon the Company's valuation of the associated financial gain or loss. Any change arising from the determination of the derivative's effectiveness is accounted for as a charge to current operations.

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

Exploration and Development Costs

In accordance with U.S GAAP, the Company expenses exploration costs as incurred. The Company capitalizes costs incurred in respect of development projects that meet the definition of an asset after mineralization is classified as proven and probable reserves (as defined by Industry Guide 7). With the completion of the feasibility study on the Mesquite mineral property in August 2006 and the determination of proven and probable reserves, the Company has begun to capitalize costs considered to be development of that mineral property.

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

Inventories

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” include cash, restricted cash, accounts and loans receivable, prepaid expenses, accounts payable, accrued expenses and short-term borrowings. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2006 and December 31, 2005.

Investment in Securities

Pursuant to SFAS No. 115, the Company’s investments in securities are classified as either trading, held to maturity, or available-for-sale. During the years ended December 31, 2006 and December 31, 2005, the Company did not own any securities classified as either trading or held to maturity.

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

Metal on Leach Pad and in Metal-in-process Inventory

Pursuant to an Asset Purchase Agreement dated November 7, 2003, Western Mesquite Mines Inc., a newly formed, wholly-owned subsidiary of the Company, acquired certain properties, equipment, permits and contracts from Newmont Mining Corporation and its wholly-owned subsidiary, Hospah Coal Company, (collectively, “ Newmont ” ). The operating assets included the ore already placed on the leach facility, which included all mineralized material and contained precious metals that had been mined and placed on one of the three leach pad areas at the Mesquite site prior to November 7, 2003.

The purchase price for the Mesquite Mine assets was determined to be $9,133,370, of which $2,662,370 was allocated to mineral properties. Since management had determined that there was no assurance that a commercially viable mineral deposit existed on any of the properties, it was concluded that the recoverability of capitalized mining exploration costs was likely to be unsupportable under SFAS 144. Accordingly, the allocation of value to mineral properties was expensed as exploration expense in 2003.

At November 7, 2003, management estimated that there were 50,800 ounces of recoverable gold contained in the mineralized ores placed on the leach pads. Since no reserve study was available at the time to support management’s estimate, no value was attributed to metal on leach pads and metal-in-process inventory. The Company continues to place no value on metal on leach pads.

During the years ended December 31, 2006 and December 31, 2005, the Company produced 12,668 and 21,776 ounces respectively from the leach pads into metal-in-process inventory. Sales from metals-in-process inventory during the years ended December 31, 2006 and December 31, 2005, were 13,210 and 23,818 ounces respectively.

The determination of both the ultimate recovery percentage and the quantity of metal expected over time requires the use of estimates, which are subject to revision since they are based upon metallurgical test work. The Company expects to continue to process and recover metal from the leach pads until no longer considered economically feasible.

Mineral Properties

Mineral properties are stated at cost. Amortization of mineral properties is calculated using the units-of-production method over the estimated recoverable ounces of gold on the property. (See Note 3)

Other Comprehensive (Loss)

The Company reports other comprehensive income according to SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 requires unrealized gains and losses on the Company's available-for-sale securities, to be included as a separate component of stockholders’ equity as other comprehensive income. In addition, gains and losses arising from the conversion to U.S. dollars of subsidiary company financial statements denominated in foreign currency, and gains and losses arising from the mark-to-market of forward sales derivative contracts, are required under SFAS No.130 to be reported as other comprehensive income as a separate component of stockholders’ equity.

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

At December 31, 2006 the Company had net deferred tax assets (calculated at an expected rate of 39%) of approximately $6,700,000 principally arising from net operating loss carry forwards for income tax purposes. The net deferred taxes are calculated based upon both federal and state expected tax rates. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been recorded at December 31, 2006 and 2005. The significant components of the deferred tax asset at December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005
Net operating loss carry forward	$15,358,144	$7,303,093

Deferred tax asset	$6,728,400	$2,848,200
Deferred tax asset valuation allowance	(6,728,400)	(2,848,200)
Net tax assets	$-	$-

At December 31, 2006, the Company has net operating loss carry forwards of approximately $15,000,000, which expire in the years 2016 through 2026. The Company recognized approximately $4,125,000 and $520,940 of losses from issuance of restricted common stock and stock options for services during 2006 and 2005, respectively, which are not deductible for tax purposes and are not included in the above calculation of deferred tax assets. A control change may limit the availability of the net operating losses from periods prior to the control change. The Company also has available limited net operating losses from prior acquisitions, which may be available for tax purposes.

Reclamation and Remediation Costs

In August 2001, SFAS No. 143 “Accounting for Asset Retirement Obligations,” established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was adopted in July 2003 when the Company acquired the Mesquite Mine and recorded the estimated present value of the reclamation liability. Reclamation costs are allocated to expense over the life of the related assets and are periodically adjusted to reflect changes in the estimated present value resulting from the passage of time and revisions to the estimates of either timing or amount of reclamation and abandonment costs.

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

Revenue Recognition

Revenue is recognized when metal is delivered and title passes. The effect of forward sales contracts is reflected in revenue at the date the related precious metals are delivered or the contracts expire. The Company did not enter into any forward sales contracts in the years ended December 31, 2006 and 2005. Third party smelting and refining costs are recorded as a cost of sales and silver by-product credits serve to reduce cost of sales as generated.

Stock Options and Warrants Granted to Employees and Non-employees

The Company accounts for grants of stock options and warrants in terms of SFAS No. 123 (R), “Share Based Payment”, which revises SFAS No.123, “Accounting for Stock-Based Compensation”. Accordingly, the Company measures all employee stock-based compensation awards and awards to non-employees in exchange for goods and services, using a fair value method and records such expense in its financial statements over the service period.

Gross Revenues

Gross revenue for the years ended December 30, 2006, 2005 and 2004 include sales to the following major customers:

	December 30, 2006	December 31, 2005	December 31, 2004
Customer A	$6,946,576	$3,911,655	$8,303,971
Customer B	912,640	501,350	2,563,264
Customer C	-	1,510,030	-
Customer D	-	3,875,114	-
	$7,859,216	$9,798,149	$10,867,235

3. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS No. 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company followed this guidance throughout 2006 and does not believe that this has had any material impact on its consolidated financial position or results of operations or cash flows.
.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company followed the guidance of FIN 47 at the end of its fiscal year ended December 31, 2005, and thereafter, for purposes of determining the fair value of its asset retirement obligations and does not believe that this has had any material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company adopted SFAS No. 154 effective January 1, 2006 and does not believe that this has had any material impact on its consolidated financial position or results of operations or cash flows.

In February 2006, the FASB issued SFAS No.155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140”. The Statement resolves issues arising out of Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Assets”. The Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Previously a temporary exemption had existed from the application of the bifurcation requirements of Statement 133 to beneficial interests in securitized financial assets. The Statement eliminates the exemption so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS No. 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In March 2006, the FASB issued Emerging Issues Task Force Issue No. 04-06 (“EITF 04-06”), “Accounting for Stripping Costs Incurred during Production in the Mining Industry”. EITF 04-06 addresses the accounting for stripping costs incurred during the production phase of a mine and refers to these costs as variable production costs that should be included as a component of inventory to be recognized in costs applicable to sales in the same period as the revenue from the sale of inventory. As a result, capitalization of post-production stripping costs is appropriate only to the extent product inventory exists at the end of a reporting period. During the development stage of a mine, pre-production stripping costs are capitalized and typically are amortized over the productive life of the mine. The Company is currently evaluating this guidance to determine the likely impact on its financial reporting for the stripping costs associated with the expansion of the existing mine workings at Mesquite.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements. However, for some entities, application of the Statement will change current practice. The provisions of the Statement are effective for the Company’s fiscal year ending December 31, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 157 on the Company’s overall results of operations or financial position.

4. MINERAL PROPERTIES

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

	Amount	Price per share	Value
Reclamation Obligation Assumed			$5,998,994

Western Goldfields Common Stock	3,454,468	$0.52	1,789,891
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common 450 days from issuance and for five years thereafter	2,494,810	0.18	449,066
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common 815 days from issuance and for five years thereafter	5,596,370	0.16	895,419
Total Consideration			$9,133,370

Allocation to Fixed Assets:
Property, plant and equipment, including buildings	$6,471,000
Mineral properties	2,662,370
$9,133,370

5. INVENTORIES

Inventories consist of the following:

	December 31, 2006	December 31, 2005
Metal-in-Process	$270,645	$669,426
Supplies	241,018	235,921
Inventories	$511,663	$905,347

Metal-in-process contained approximately 441 and 1,406 ounces of gold as of December 31, 2006 and December 31, 2005, respectively.

6. PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at December 31, 2006 and December 31, 2005:

	December 31, 2006	December 31, 2005
Buildings	$3,550,000	$3,550,000
Equipment	4,020,491	3,480,495
	7,570,491	7,030,495
Less accumulated depreciation	(3,241,979)	(2,170,061)
Net Property and Equipment	$4,328,512	$4,860,434

Depreciation expense for the years ended December 31, 2006 and for the year ended December 31, 2005 was $1,087,516 and $1,021,909, respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

7. RECLAMATION AND REMEDIATION INVESTMENTS AND BONDS

In November 2003, the Company entered into a bonding and insurance plan with American International Specialty Lines Insurance Company (“AIG”) in respect of the operations and certain closure liabilities of the Mesquite Mine. Initial premiums paid to the insurance company were $7,661,615, consisting of $5,998,994 to establish a reimbursement account in respect of the net present value of the expected reclamation costs, and $1,662,621 in respect of the prepaid premiums for an excess liability policy with an eleven year term, covering closure and reclamation obligations up to $14,000,000, and a liability policy with a ten year term, covering pollution and remediation obligations up to $5,000,000.

During the second half of 2006, the Company commenced closure procedures in respect the Vista heap leach pad and submitted related costs of $200,805 to AIG for reimbursement.

The following is a summary of cumulative activity in the reimbursement account as at December 31, 2006 and 2005:

	December 30, 2006	December 31, 2005
Original policy premium	$5,998,994	$5,998,994
Interest earned	538,817	249,226
	6,537,811	6,248,220
Reclamation costs reimbursed	(200,805)	-
Closing balance	$6,337,006	$6,248,220

The following bonds have been issued by AIG and approved by regulatory agencies under the bonding component of the insurance program:

Bond Number	Inception Date	Value	Obligee(s)
ESD 7315360	11/7/2003	$1,067,000	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315361	11/7/2003	$1,317,800	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315362	11/7/2003	$61,783	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315363	11/7/2003	$550,000	California Water Quality Control Board

ESD 7315358	11/7/2003	$5,637,800	U.S. Bureau of Land Management

ESD 7315359	11/7/2003	$50,000	California State Lands Commission

The feasibility study completed during the year ended December 31, 2006 estimated a mineral reserve for the Mesquite Mine of 1,229,000 gold ounces of proven reserves and 1,132,000 gold ounces of probable reserves and a project life of 13 years. In light of this information the Company has revised its reclamation cost estimates and has entered into discussions with AIG and the regulatory agencies with a view to updating the bonding program. The Company anticipates that bonds totaling approximately $11,200,000 will be required to cover the expansion program.

8. LONG-TERM PREPAID EXPENSES

The Company has insurance policies with AIG to insure environmental risks at the Mesquite Mine. The policies cover closure and reclamation risk in excess of the amount covered by the Investment - Remediation and Reclamation account ($6,337,006 as at December 31, 2006), to an aggregate limit of $14,000,000, and pollution and remediation risk up to $5,000,000. The policies are for terms of eleven and ten years, respectively, and the combined premium of $1,642,621 was paid in advance. The Company is currently in discussions with AIG with a view to updating the insurance program.

The cost is being amortized against earnings monthly and is summarized below.

	December 31,	December 31,
	2006	2005
Original Policy Premiums	$1,642,621	$1,642,621
Amortization to date	(481, 417)	(329,768)
Unamortized Premium Cost	1,161,204	1,312,853
Current Portion	(151,649)	(151,649)
Long-Term Prepaid Expenses	$1,009,555	$1,161,204

9. LOANS PAYABLE

Romarco Minerals Inc.

On September 30, 2005, the Company entered into an Agreement and Plan of Merger and Reorganization (“the Merger Agreement”) with Romarco Minerals Inc. (“Romarco”), pursuant to which, if completed, the Company would be merged with Romarco. Pending completion of the Merger Agreement the Company obtained financing from Romarco by way of promissory notes, convertible into common stock at a price of $0.17. The notes were payable on demand and bore interest at a rate of 12%. As at December 31, 2005 the liability to Romarco in respect of principal and interest was $705,186. On February 13, 2006, the Company announced that it and Romarco had terminated the Merger Agreement and had entered into a Termination Agreement under which, amongst other things, the Company repaid all outstanding promissory notes payable to Romarco, totaling $728,257 including principal and interest.

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

The Company sold gold for more than the hedged price in the three month periods ended January 30, April 30, July 30, and October 30, 2004 and 2005, and it made payments under the hedge totaling $261,768 in 2004 and $687,480 in 2005, reducing revenue by corresponding amounts.

Since October 30, 2005, the Company has reverted to selling its gold production at prevailing market prices since all of the hedges were delivered into.

10. RECLAMATION AND REMEDIATION LIABILITIES

Federal, state and local laws and regulations concerning environmental protection affect the Company’s operations. Under current regulations, the Company is required to meet performance standards to minimize environmental impact from operations and to perform site reclamation and remediation activities. The Company’s provisions for reclamation and remediation liabilities are based on known requirements. It is not possible to estimate the impact on operating results, if any, of future legislative or regulatory developments. The Company’s estimate of the net present value of these obligations for the Mesquite mine is based upon existing reclamation standards at December 31, 2006and is in conformity with SFAS No. 143.

As part of the consideration for the Mesquite Mine acquisition on November 7, 2003, the Company assumed final reclamation and closure liabilities with an estimated net present value of $5,998,994. At that time the Company entered into a bonding and insurance plan with AIG in respect of these liabilities (Note 7). The increase in the net present value of the liability is recognized for accounting purposes as accretion expense during the period under review.

The feasibility study completed during the year ended December 31, 2006 estimated a mineral reserve for the Mesquite Mine of 1,229,000 gold ounces of proven reserves and 1,132,000 gold ounces of probable reserves and a project life of 13 years. In light of this information, the Company completed a review of the reclamation plan and the SFAS No. 143 reclamation and remediation liability as at September 1, 2006. The net present value of these obligations was revised to $4,893,690. The difference between this revised estimate and the accreted value up to August 31, 2006, has been accounted for as a recovery of $1,459,859.

The Company had previously completed a review of the reclamation plan and the SFAS No. 143 reclamation and remediation liability as at December 31, 2005. At that time, the net present value of these obligations was revised to $6,196,570 and the Company recorded a recovery in 2005 of $543,964. This adjustment was predominately due to changes in the estimated timing of costs to be incurred.

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the years ended December 31, 2006 and 2005:

	December 31, 2006	December 31, 2005
Opening Balance	$6,196,570	$6,358,994
Accretion	269,568	381,540
Reclamation costs incurred	(200,805)	-
Reduction in the present value of Obligations	(1,459,859)	(543,964)
Ending Balance	$4,805,473	$6,196,570

11. PREFERRED STOCK

The Company has 25,000,000 shares, $0.01 par value per share, of preferred stock authorized. As of December 31, 2006 and December 31, 2005, there were nil and 1,000,000 shares issued and outstanding, respectively

On December 31, 2004, the Company entered into a subscription agreement with RAB Special Situations, LLP (“RAB”), pursuant to which the Company issued and sold to RAB 1,000,000 shares of its Series “A-1” convertible preferred stock (“Series A Preferred”) and warrants to purchase up to 500,000 shares of its Series A Preferred stock, for an aggregate purchase price of $500,000.

The holders of Series A Preferred are entitled to receive dividends at a rate of 7.5% of the conversion price (as defined) per annum. The Company paid accrued dividends in the amount of $51,354 on conversion of the Series A Preferred on May 31, 2006.

The number of shares of Series A Preferred and the purchase price per share of Series A Preferred were subject to adjustment under certain circumstances, including upon the deemed issuance of additional shares of the Company’s common stock. On August 25, 2005, the Company issued an option to Romarco to purchase common shares at a price of $0.16 each, which constituted a deemed issuance. Accordingly the conversion price of the Series A Preferred was reduced to $0.16.

The warrants issued under the subscription agreement entitled the holder to purchase up to 500,000 shares of Series A Preferred, initially at an exercise price per share of $0.60. The warrants were exercisable for a period of two years at any time on or after December 31, 2004. Pursuant to the deemed issuance referred to above, the exercise price of the warrants was reduced to $0.19

On May 31, 2006, RAB converted its holding of 1,000,000 Series A Preferreds at a conversion price of $0.16 per share to acquire 3,125,000 shares of common stock and exercised its warrants at a conversion price of $0.19 each to acquire 1,562,500 shares of common stock. 275,736 of these shares were issued to RAB on August 11, 2006

12. COMMON STOCK

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

On May 31, 2006 the Company issued 2,941,176 shares of common stock upon the conversion by RAB Special Situations, LLP (“RAB”) of its holding of 1,000,000 shares of Series A Preferred stock at an exercise price of $0.16. At the same date the Company issued 1,470,588 shares of common stock at a price of $0.19 per share for cash consideration of $300,000, upon the exercise by RAB of the warrants, originally to purchase 500,000 shares of common stock at $0.60. A further 275,736 common shares were issued to RAB in respect of these transactions on August 11, 2006.

During the year ended December 31, 2006, the Company issued 12,647,325 shares of common stock for cash consideration of $11,533,810 upon the exercise of 11,421,310 warrants to purchase common shares at $1.00 each, 250,000 warrants to purchase common shares at $0.45 each, and upon the cashless exercise of a further 2,501,138 warrants.

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

Under the terms of severance agreements dated October 21, 2005 with two former executives, the Company was obligated to issue an aggregate of 240,000 shares of common stock in the event of the completion of a feasibility study in respect of the Mesquite Mine. Completion of such a study was announced on August 9, 2006 at which date the closing price of the Company’s common shares was $2.28. The shares issuable in respect of this obligation were issued on October 25, 2006 and the cost of $547,200 was recorded as compensation expense.

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

13. STOCK OPTIONS AND WARRANTS

The Company estimates the fair value of options and warrants using the Black-Scholes Option Price Calculation. During the year ended December 31, 2006 the Company used the following assumptions in estimating fair value: risk-free interest rate in a range from 4.6% to 5.0% (2005 - 4%), volatility rate - 104% to 107% (2005 - 70%), and expected life of the options and warrants in a range from two to seven years (2005 - two to ten years). The Company also assumed that no dividends would be paid on common stock. Some warrants may be exercised under the cash-less method requiring a corresponding reduction in the amount of common stock issued in relationship to its cash value at the time the warrants are exercised.

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

771,650 options expired and 1,135,000 options were exercised at an average price of $0.56 for proceeds of $632,750 during the year ended December 31, 2006.

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

The following is a summary of stock option activity for the years ended December 31, 2006 and 2005:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Balance January 1, 2005	5,023,084	$0.76
Granted	1,823,500	$0.41
Cancelled / Expired	(173,684)	-
Outstanding at December 31, 2005	6,672,900	$0.69
Exercisable at December 31, 2005	6,385,984	$0.69

Weighted average fair value of options as of December 31, 2005			$0.26

Balance January 1, 2006	6,672,900	$0.69
Granted	8,895,000	$0.56
Exercised / Expired	(1,906,650)	$0.66
Outstanding at December 31, 2006	13,661,250	$0.61
Exercisable at December 31, 2006	7,697,922	$0.64
Weighted average fair value of options as of December, 2006			$0.43

Warrants

On February 14, 2006, the Company issued 10,000,000 warrants as part of a private placement of 20,000,000 units. Each unit consisted of one share of common stock and one half of one warrant to purchase one share of common stock, exercisable at $0.45 per share. In addition, on February 18, 2006, the Company issued 1,000,000 warrants to a consulting firm at an exercise price of $0.30 per share.

The following is a summary of warrant activity for the years ended December 31, 2006 and 2005:

	Year Ended December 31, 2006	Year ended December 31, 2005

Balance, start of year	22,302,849	25,462,515
Granted	11,000,000	-
Cancelled / Expired	(2,076,169)	(1,124,666)
Exercised	(14,172,448)	-
Surrendered	-	(2,035,000)
Balance, end of year	17,054,232	22,302,849

Warrants outstanding to acquire common shares of the Company at December 31, 2006 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date

23,052	1.00	February 7 - May 19, 2007(1)
9,749,999	0.45	February 13, 2008
1,000,000	0.30	February 17, 2008 (2)
225,000	0.60	February 23, 2010
6,056,180	0.76	5 years after the 2nd anniversary of the effective date of the registration agreement in respect of the warrants and shares of warrant stock (3)
17,054,231

(1)	The warrants were initially issued for a 2 year term. On October 20, 2005 the board of directors of the Company approved the extension of the term of the warrants by one year.

(2)	Issued to Metalmark Management LLC in respect of services rendered in connection with private placement dated February 14, 2006

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

14. RELATED PARTY TRANSACTIONS

On January 3, 2006, the Company issued 37,500 shares to Mountain Gold Exploration, Inc. (“Mountain Gold”) in settlement of an amount due under an exploration and mining lease agreement (the “Lease Agreement”). Thomas Callicrate, who prior to January 3, 2006 was the Company’s Vice President of Exploration and a Director, is the President, Secretary and Treasurer of Mountain Gold.

In February 2006, we sold 20,000,000 units at the purchase price of $0.30 per unit to 28 accredited investors for an aggregate sales price of $6,000,000. Each unit consisted of one share of our common stock and one half of one warrant to purchase one share of our common stock, exercisable at $0.45 per share (the “February Private Placement”). The warrants became exercisable upon approval by our shareholders of an amendment to our articles of incorporation increasing the number of our authorized shares of common stock to a number in excess of 115,000,000. Each of the following officers and directors invested in the February Private Placement:

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

This transaction did not involve any underwriters, underwriting discount or commissions, or any public offering, and we believe that the transaction was exempt from the registration by virtue of Section 4(2) of the Securities Act of 1933, as amended. The investor represented its intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The investor had adequate access, through its relationship with us, to information about us.

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

In March 2006, the Company concluded a cost sharing agreement with Silver Bear Resources Inc. (an Ontario corporation) (“Silver Bear”) under which a portion of Silver Bear’s office overhead is now charged to the Company on the basis of the expected time commitment of the staff involved. The Company is related to Silver Bear as the senior executives of Silver Bear also serve as senior executives and directors of the Company. During the year ended December 31, 2006, overhead costs of $261,367 were charged to the Company under this agreement and as at December 31, 2006, $31,165 was payable to Silver Bear.

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

15. COMMITMENTS AND CONTINGENCIES

Mining Industry

The Company is engaged in the exploration and development of mineral properties and in August 2006 completed a feasibility study establishing proven and probable reserves at the Mesquite Mine..

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

Purchase of Mining Fleet

On November 21, 2006, the Company announced that it had issued purchase orders totaling approximately $60,900,000 in respect of the mining fleet required for resumption of mining operations at the Mesquite Mine.

These purchase commitments are cancellable on the part of the Company in the event that (a) the Company is unable to raise financing on acceptable terms to enable it to proceed with the purchases or (b) the Company determines that an alternative equipment configuration, involving conveyors instead of haul trucks, would be economically advantageous. Monetary risk varies by vendor and is subject to the vendor’s ability to sell the machines should the Company cancel the order.

The Company has estimated that, in the event of project financing not being available and cancellation occurring as at December 31, 2006, cancellation fees of approximately $3,178,000 would have been ultimately payable. The closing of the public offering of shares on January 25, 2007 and the exercise of the related over-allotment option on February 1, 2006, has significantly reduced this financing risk.

Holly Gold Property

The Company was a lessee under a mining lease dated October 20, 2004 with Mountain Gold Exploration Inc. / IW Exploration Co. (“the Claim Owners”). On June 19, 2006, the Company assigned its leasehold interest to Dome Copper, Inc. (“Dome”) and Dome assumed all of the Company’s obligations and liabilities under the lease. Dome thereafter apparently failed to perform its obligations under the lease. The Claim Owners have alleged that the Company failed to follow required procedures in assigning the lease, that the assignment was null and void, and that the Company is therefore responsible for the obligations not met by Dome.

The Company disputes it is liable for any of the obligations alleged by the Claim Owners and believes it has meritorious defences to the Claim Owners assertions. No legal proceedings have been commenced in regard to this matter but, in such event, the Company will vigorously contest any assertions by the Claim Owners.

16.  SUBSEQUENT EVENTS

Public Offering of Common Shares

On January 18, 2007, the Company announced that it had agreed to issue 31,115,000 common shares at a price of $1.91 (Cdn.$2.25) for proceeds of approximately $59.4 million. The offering was made under a prospectus supplement to the Company’s shelf prospectus dated October 27, 2006. The offering closed on January 25, 2007, and net proceeds to the Company, after estimated expenses of approximately $4.1 million were approximately $55.3 million. The Company also announced that it had granted the underwriters of the issue an option to purchase up to 2,215,000 additional shares of common stock to cover over-allotments, if any. The underwriters exercised their option on February 1, 2007, and net proceeds to the Company were approximately $4.0 million.

On January 18, 2007, the Company also announced that it was offering 1,950,000 common shares to certain of its shareholders at the same price as the above offering. This offering was made because certain shareholders who own shares of common stock issued prior to July 1, 1997 may have preemptive rights to purchase shares to maintain their proportional stock ownership in the Company; however, the Company believes there is uncertainty with respect to the existence of such rights. In light of this uncertainty and without admitting that such rights exist, in connection with the market offering, the Company provided holders of its common stock whose holdings can be traced back to common stock issued prior to July 1, 1997, the opportunity to purchase shares on the same terms as this offering. No shareholders responded to the offering which expired, unexercised, on February 14, 2007.

Purchase of Mining Fleet

During February, 2007 the Company took delivery of five mobile equipment units as part of the mining fleet that had been ordered in late 2006. The aggregate cost of the equipment received to date is approximately $2.9 million.

Reclamation of Vista Heap Leach Pad

During the second half of 2006, the Company commenced closure procedures in respect of the Vista heap leach pad. Rinsing of the pad was completed in late January 2007 and a 16 hole drilling program was conducted to provide information as to residual cyanide levels. The Company is assessing the results and is preparing a report for submission to the California Regional Water Quality Board. Total costs of the Vista Pad reclamation and closure program, which are fully recoverable from AIG, are estimated to be approximately $450,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Accounting Officer have concluded that our disclosure controls and procedures are effective as of the end of such period.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE W ITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each of our executive officers and directors as of February 28, 2007;

Name	Age	Position(s) with the Company	Date of Appointment as director
Randall Oliphant	47	Chairman of the Board	February 13, 2006
Ray Threlkeld	60	President and Chief Executive Officer	June 14, 2006
Brian Penny	44	Chief Financial Officer
Paul Semple	46	Vice President of Projects
Wesley Hanson	46	Vice President of Mine Development
Graham Desson	59	Controller and Secretary
Vahan Kololian (1) (2)	53	Director	March 14, 2006
Martyn Konig (1) (2)	49	Director	February 13, 2006
Gerald Ruth (1) (2)	48	Director	May 10, 2004

(1)	member of Audit Committee

(2)	member of Compensation, Governance and Environmental Committee

Randall Oliphant, age 47, has been the Chairman and CEO of Rockcliff Group Limited, a private corporation actively involved with its shareholdings, primarily in the mining sector, including Silver Bear Resources Inc since September 2004. Mr. Oliphant is on the Advisory Board of Metalmark Capital LLC (formerly Morgan Stanley Capital Partners) and since February 2005 has served on the Board of Western Oil Sands Inc. Since 2003 Mr. Oliphant has served on the boards of a number of public and private companies and not-for-profit organizations. From March 1999 to February 2003, he was the President and CEO of Barrick Gold Corporation. Mr. Oliphant is a Chartered Accountant.

 Raymond W. Threlkeld, age 60, has over 30 years of mineral industry experience ranging from discovery, feasibility study, development management, operations management, and corporate officer. Since July 2005, Mr. Threlkeld has been the Chief Operating Officer of Silver Bear Resources Inc., a private mineral resource company. From 1996 to 2005 Mr. Threlkeld held various senior management positions in precious metal mine development with Barrick Gold Corporation and Coeur d’Alene Mines Corporation including the development of the Pierina Mine in Peru, the Bulyanhulu Mine in Tanzania and the Veladero Mine located in Argentina. Mr. Threlkeld has had exploration acquisition success in the Western United States in addition to the management and project development experience sited above.

 Brian Penny, age 44, has over 20 years of experience in mine finance and accounting.  Since January 2005 Mr. Penny has been the Chief Financial Officer of Silver Bear Resources Inc., a private mineral resource company. Since 2004 Mr. Penny has been and Director of, and chairs, the Audit Committees of Equinox Minerals Limited and Baffinland Iron Mines Corporation and since 2005 has been and Director of, and chairs, the Audit Committee of Alamos Gold Inc. While serving as Chief Financial Officer (1993 - 2004) with Kinross Gold Corporation, Mr. Penny was responsible for all finance, banking, hedging and financial reporting activities including the financial due diligence surrounding a U.S. $1.3 billion merger with TVX Gold Inc. and Echo Bay Mines Ltd. Mr. Penny is a Certified Management Accountant.

Paul Semple, age 46, has 23 years of experience in the mining industry and has focused on feasibility studies, project development and operations of precious and base metals deposits. From 2001 until 2006 Mr. Semple has been President of PG Semple Consulting and President of Penguin Automated Systems Inc. Mr. Semple has spent much of his time with Kilborn (later SNC-Lavalin) where he was involved in all aspects of project development from initial studies through to construction and operations. During this time, Mr. Semple held various positions including Vice President and General Manager, SNC Lavalin Engineers and Constructors. Mr. Semple is a Professional Engineer.

Wes C. Hanson, age 46, has over 24 years of mining experience including exploration, mine geology, mine engineering, mine operations, consulting geology and corporate management. Mr. Hanson joined Western Goldfields in July 2006. From 2002 through 2006, Mr. Hanson held various supervisory positions with Kinross Gold Corporation, the most recent being Vice President of Technical Services where he supervised resource and reserve disclosure and managed the company's technical staff supporting Kinross' mining operations and corporate development activities. Mr. Hanson is a Professional Geologist.

 Graham Desson, age 59, has served as Controller of Silver Bear Resources Inc., a private Canadian company engaged in mining exploration in the Russian Federation since May 2005. From 2004 to May 2005, Mr. Desson was an independent consultant. From 2001 to 2004 Mr. Desson was engaged as a financial consultant and then served as Director - Treasury of Biovail Corporation, a public pharmaceutical company. Mr. Desson is a Chartered Accountant.

 Vahan Kololian, age 53, is the founder and Managing Partner of TerraNova Partners LP, which invests in the industrial, services and resource sectors. Since 2002 Mr. Kololian has been Chairman of Precinda Corporation, a private manufacturing company. Mr. Kololian started his career in investment banking in 1980 with Burns Fry Limited (now BMO Nesbitt Burns). Since 1990 he has held leadership positions in private equity partnerships. Mr. Kololian also serves on the boards of the following public companies, Clear Point Business Resources Inc. and Manicouagan Minerals Inc. Mr. Kololian is a Member of the Law Society of Upper Canada.

 Martyn Konig, age 49, has 20 years experience in investment banking and commodity markets. Since January 2005 Mr. Konig has served as CEO of AIM listed Latitude Resources Plc. Since June 2001 Mr. Konig has served as Non-Executive Chairman of EBT Mobile China Plc. He has extensive experience in the natural resource sector, which includes senior management responsibility in resource finance and commodity trading operations at various international investment banks. Mr. Konig was a main Board Director of NM Rothschilds and Sons Ltd. for 15 years and held senior positions at Goldman Sachs and UBS. Mr. Konig is a Barrister and Fellow of the Chartered Institute of Bankers.

 Gerald Ruth, age 48, has served as a Director since May 2004. Since 2003, Mr. Ruth has operated an independent corporate finance consulting business providing services to companies in a broad range of industries. Mr. Ruth is currently a Director and Chief Financial Officer of Greenwich Global Capital Inc., a capital pool company that is listed on the TSX Venture exchange, a Director and C.E.O. of Yonge Street Capital Corp., a capital pool company that is in the process of completing its initial public offering and listing on the TSX Venture Exchange, and President and C.E.O. of York Street Capital Corp., a limited market dealer involved in corporate finance, capital markets activities and strategic advisory services. From 1988 to 2003, Mr. Ruth held various positions at the Toronto Stock Exchange, where he served as Head of Listings from 1997 to 2003 and was responsible for leading and directing all operations, policy development, and general management within the Listings group. Previously, Mr. Ruth was Listings Manager from 1990 to 1996 where he was responsible for managing original listing applications at the exchange. Mr. Ruth is a Chartered Accountant.

To our knowledge, no director, officer or affiliate of us, and no owner of record or beneficial owner of more than five percent (5%) of the securities of us, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

Board of Directors’ Meetings and Committees

During the fiscal year ended December 31, 2005 our Audit Committee, Compensation Committee and Corporate Governance Committee consisted of James Mancuso, Douglas Newby and Gerald Ruth. As a result of the resignation of James Mancuso and Douglas Newby from our Board, Mr. Ruth was the sole remaining member of these committees. During fiscal year ended December 31, 2005 our Technical Committee consisted of Thomas Callicrate and James Mancuso. As a result of the resignation of Thomas Callicrate and James Mancuso from our Board there were no remaining members of this committee. Pursuant to the restructuring of our Board of Directors in February 2006, on March 29, 2006 we reconstituted the Audit Committee and created a new Compensation, Governance and Environmental Committee, each consisting of the following three directors: Martyn Konig, Gerald Ruth and Vahan Kololian, all of whom have been designated as independent directors. In addition, the Board of Directors has determined that Gerald Ruth is an audit committee financial expert.

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

During the fiscal year ended December 31, 2006, our Board met 5 times, the Audit Committee met 4 times, and the Compensation, Governance and Environmental Committee met 4 times.

 Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and senior financial officers. Please see Item 13, Exhibit 14.1.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors, and persons who own more than ten percent of a registered class of a company’s equity securities are also required to furnish the Company with copies of all Section 16(a) forms they file.  To the best of our knowledge, based solely on a review of the copies of Forms 3, 4 and 5 furnished to us during the fiscal year ended December 31, 2006, our officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation for services in all capacities to us for the fiscal year ended December 31, 2006, paid to our Chief Executive Officer and executive officers who were serving at December 31, 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Douglas Newby (2) (3)	2006	-	-	100,682	100,682
Chairman of the Board, President and Chief Executive Officer	2005	-	35,000	104,750	139,750

Randall Oliphant (4)(5)	2006	60,197	822,500	-	882,697
Chairman of the Board

Ray Threlkeld (4)	2006	183,700	411,250	-	594,950
President and Chief Executive Officer

Brian Penny (4)	2006	146,961	329,000	-	475,961
Chief Financial Officer

(1)	The fair value of option awards was determined using the Black-Scholes Option Pricing Model, based on assumptions as set out in Note 13 to our Consolidated Financial Statements

(2)	Mr. Newby resigned as Chairman of the Board, President and Chief Executive Officer effective February 13, 2006 and as a Director effective March 29, 2006

(3)
Other compensation in 2006 relates to termination payments on change of control and fees in respect of services provided by Proteus Capital Corp., a corporation controlled by Mr. Newby. Other compensation in 2005 relates to services provided by Proteus Capital Corp.

(4)	Salary was paid in Canadian dollars, which amounts have been translated to U.S. dollars at the average exchange rate during the period of employment

(5)	Mr. Oliphant assumed executive duties effective September 23, 2006. Prior to that date he was compensated as Chairman of the Board of Directors

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

NAME	Number of Securities Underlying Options Granted ( #) Exercisable	Number of Securities Underlying Options Granted ( #) Unexercisable	Exercise Price	Expiration Date

Randall Oliphant (1)	833,333	1,666,667	0.34	2/12/2013

Ray Threlkeld (1)	415,667	833,333	0.34	2/12/2013

Brian Penny (1)	333,333	666,667	0.34	2/12/2013

(1)
Options were awarded on February 13, 2006. One third of the award vested immediately on February 13, 2006 and became exercisable on June 24, 2006, a further one third vested and became exercisable on February 13, 2007 and the final one third vests and becomes exercisable on February 13, 2008.

Compensation of Directors

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash $	Option Awards $	All Other Compensation $	Total $
D. Newby (1)(2)(3)	2,413	-	20,004	22,417
J. Mancuso (4)(5)(6)	25,000	-	-	25,000
R. Oliphant (7)	18,000	-	-	18,000
R. Threlkeld (8)	-	-	-	-
V. Kololian (9)	15,000	246,750	-	261,750
M. Konig (10)	17,500	246,750	-	264,250
G.Ruth (11)(12)	45,000	-	-	45,000

(1)	Mr. Newby resigned as Chairman of the Board, President and Chief Executive Officer effective February 13, 2006 and as a Director effective March 29, 2006

(2)	Other compensation in 2006 relates to a termination payment on change of control in respect of director’s services provided by Proteus Capital Corp., a corporation controlled by Mr. Newby.

(3)	300,000 options held at December 31, 2006

(4)	Mr. Mancuso resigned as a Director effective February 13, 2006

(5)	Includes $20,000 in respect of service on a special committee

(6)	825,000 options held at December 31, 2006

(7)	2,500,000 options held at December 31, 2006

(8)	1,250,000 options held at December 31, 2006

(9)	750,000 options held at December 31, 2006

(10)	750,000 options held at December 31, 2006

(11)	Includes $25,000 in respect of service on a special committee

(12)	600,000 options held at December 31, 2006

We have in the past compensated our directors in cash and in shares of our Common Stock, and have generally in the past granted options to Directors upon joining the Board. We have established a compensation plan for our non-management directors. The Chairman received compensation at the rate of $30,000 per annum until September 30, 2006 at which time he became an executive of the Company and no longer received compensation as Chairman. Non-management directors receive compensation at a rate of $20,000 per annum. We reimburse the Directors for out of pocket expenses.

During the fiscal year ended December 31, 2006, Martyn Konig and Vahan Kololian each received options to purchase 750,000 shares of our common stock at an exercise price of $0.34 per share.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan. Bonuses paid in 2006 were $17,635.

Stock Options

Our Board of Directors chose to make option awards to select officers, directors, consultants, or shareholder/investors in order to induce them to assist it in implementing its business plan and to provide long term additional incentive. These options were not awarded pursuant to a plan but were specific individual awards with varying terms and conditions. In some instances, our Board of Directors reserved the right to cancel these awards for non-performance or other reasons, or established a vesting schedule pursuant to which the award is earned.

Employment Contracts, Termination of Employment and Change of Control Arrangements

Randall Oliphant, Ray Threlkeld and Brian Penny have Severance and Indemnification Agreements with the Company which provide for compensation to be paid, under certain circumstances, in the event of termination of their employment or in the event of change of control of the Company. Reference is made to Exhibit 10.35(10) and 10.36(10) to Amendment No.1 to FORM SB-2 dated August 18, 2006

Compensation Committee Report

Compensation Philosophy. The philosophy of our Compensation Committee for the fiscal year ended December 31, 2006 was to provide competitive levels of compensation that are appropriate given the performance and commitment of our executive officers compared with similarly situated executives in the gold mining industry; link management’s pay to the achievement of our annual and long-term performance goals; and assist us in attracting and retaining qualified management. However, because of the limited number of companies that can be compared to us in terms of stage of resource development, net income, and similar items, a significant amount of subjectivity was involved in the decisions of the Compensation Committee.

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

Compensation of Chief Executive Officer. The amount of our Chief Executive Officer’s compensation for the fiscal year ended December 31, 2006 was determined in accordance with the principles discussed in the foregoing paragraphs and was based upon a subjective evaluation by the Committee of the leadership demonstrated by Mr. Oliphant during the fiscal year.

Audit Committee

Our Board of Directors has established an audit committee comprised of directors who are independent of our management. Our Audit Committee is currently composed of Messrs. Martyn Konig, Vahan Kololian and Gerald Ruth (Chairperson), each of whom has been determined by the Board of Directors to be independent as independence is defined in the listing standards of the American Stock Exchange. In addition, the Board of Directors has determined that Gerald Ruth is an audit committee financial expert.

The primary function of the Audit Committee is to assist our Board of Directors in fulfilling its oversight responsibilities by:

•	reviewing our financial statements, financial reports and other financial information provided by us to any governmental body or the public and other relevant documents;

•
recommending the appointment and reviewing and appraising the audit efforts of our independent registered accounting firm and providing an open avenue of communication among the independent auditor, financial and senior management and the Board of Directors;

•
serving as an independent and objective party to monitor our financial reporting process and internal controls, our processes to manage business and financial risk, and our compliance with legal, ethical and regulatory requirements; and

•	encouraging continuous improvement of, and fostering adherence to, our policies, procedures and practices at all levels.

The Board of Directors has adopted a written charter setting out responsibilities of the audit committee. A copy of the charter is available on our website, www.westerngoldfields.com, and was included as Appendix A to our proxy statement mailed to our stockholders in May 2006.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of our equity securities as of February 28, 2007 by:

•	each security holder known by us to be the beneficial owner of more than 5% of the Company’s outstanding securities;

•	each of our directors;

•	each of our executive officers; and

•	all directors and executive officers as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Western Goldfields, Inc., 2 Bloor Street West, Suite 2102, PO Box 110, Toronto, Ontario M4W 3E2

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Outstanding Shares
Randall Oliphant	5,916,667	(2)	5.14%
Ray Threlkeld	1,333,334	(3)	1.18%
Brian Penny	1,166,666	(4)	1.03%
Paul Semple	466,667	(5)	0.41%
Wesley Hanson	166,667	(13)	0.15%
Graham Desson	333,333	(6)	0.30%
Vahan Kololian	1,750,000	(7)	1.55%
Martyn Konig	1,000,000	(8)	0.89%
Gerald Ruth	1,934,585	(9)	1.71%
RAB Special Situations (Master) Fund Limited	6,003,353	(10)	5.35%
Hospah Coal Company (a wholly owned subsidiary of Newmont Mining Corporation)	6,214,278	(11)	5.40%
Investec Bank (UK) Limited	9,550,000	(12)	8.23%
All executive officers and directors as a group (10 persons)	14,067,917	(2)(3)(4)(5)(6)(7)(8)(9)(13)	11.68%

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

(2)
Includes options to purchase 1,666,667 shares of Common Stock, 3,000,000 shares of Common stock owned by Rockcliff Group Limited and warrants to purchase 1,250,000 shares of Common Stock owned by Rockcliff Group Limited.

(3)	Includes options to purchase 833,333 shares of Common Stock and warrants to purchase 166,667 shares of Common Stock.

(4)	Includes options to purchase 666,667 shares of Common Stock and warrants to purchase 166,666 shares of Common Stock.

(5)	Includes options to purchase 466,667 shares of Common Stock.

(6)	Includes options to purchase 333,333 shares of Common Stock.

(7)
Includes options to purchase 500,000 shares of Common Stock, 833,333 shares of Common Stock owned by TerraNova Partners L.P. and warrants to purchase 416,667 shares of Common Stock owned by TerraNova Partners L.P.

(8)	Includes options to purchase 500,000 shares of Common Stock and warrants to purchase 166,667 shares of Common Stock.

(9)
Includes options to purchase 600,000 shares of Common Stock, 441,001 shares of Common Stock and warrants to purchase 66,667 shares of Common Stock owned by Muriel Ruth (mother) and 576,917 shares of Common Stock and warrants to purchase 250,000 shares of Common Stock by Sandra Meddick-Ruth (spouse).

(10)
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

(12)
Includes warrants to purchase 3,750,000 shares of Common Stock. The board of directors of Investec Bank (UK) Limited has dispositive and voting power over the shares held by Investec Bank (UK) Limited. The address of Investec Bank (UK) Limited is 2 Gresham Street, London EC2V 7 QP United Kingdom.

(13)	Includes options to purchase 166,667 shares of our Common Stock.

Equity compensation plan information

The following table presents information relating to the Company’s equity compensation plans as of December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-AverageExercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	975,000	$2.15	4,025,000
Equity compensation plans not approved by security holders (1)	12,686,250	$0.49	nil
Total	13,661,250	$0.61	4,025,000

 (1) Consists of individual compensation arrangements covered by stock option agreements entered into prior to the approval of the Company’s 2006 Stock Incentive Plan on June 14, 2006, and includes both vested and unvested stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2005, we issued 12,500 shares of common stock to Mountain Gold Exploration Inc. and 12,500 shares of common stock to IW Exploration Co. for work commitments required under the term of a mineral lease. These shares of common stock were valued at $12,000.

In February 2005, we cancelled warrants to acquire 50,000 shares of common stock at $1.70 and warrants to acquire 200,000 shares of common stock at $1.00, which had previously been issued to Proteus Capital Corp., a Company controlled by Douglas Newby, our former President, and replaced them with warrants to acquire 225,000 shares of common stock at $0.60.

In March 2005, we issued 25,000 shares of common stock to Mountain Gold Exploration Inc. and 25,000 shares of common stock to IW Exploration Co. for work commitments required under the term of a mineral lease. These shares of common stock were valued at $18,500.

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

Ms. Corigliano resigned in February 2006. These options were valued at $17,500.

In April 2005, we issued 35,000 shares of common stock to Mountain Gold Exploration Inc. and 35,000 shares of common stock to Lane Griffith for work commitments required under the term of a mineral lease. On the same date, we issued 25,000 shares of common stock to Proteus Capital Corp. in consideration for the negotiation of a subscription agreement with RAB Special Situations, LP. These shares of common stock were valued at $38,000.

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

Each of Messrs. Mancuso, Callicrate, Mancuso, Newby, O’Connor and Ms. Corigliano are no longer officers or directors of the Company. These options were valued at $131,250.

In November 2005, we issued to Rand Merchant Bank 576,241 shares of common stock to extend the two remaining loan payments under the loan facility until April 26, 2006. These loan repayments were originally scheduled for repayment on July 31, 2005 and October 31, 2005. These shares of common stock were valued at $97,961.

In January 2006, we issued 37,500 shares of common stock to Mountain Gold Exploration Inc. and 37,500 shares of common stock to IW Exploration Co. for work commitments required under the term of a mineral lease. These shares of common stock were valued at $16,500.

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

In February 2006, we issued options to purchase shares of our common stock to our directors and officers, in each case exercisable beginning June 14, 2006 (the “Effective Date”) and at an exercise price of $0.34.

Name	Option Shares	Vesting
Randall Oliphant	2,500,000	Three equal annual installments beginning on Effective Date
Martyn Konig	750,000	Three equal annual installments beginning on Effective Date
Vahan Kololian	750,000	Three equal annual installments beginning on Effective Date
Raymond Threlkeld	1,250,000	Three equal annual installments beginning on Effective Date
Brian Penny	1,000,000	Three equal annual installments beginning on Effective Date
Paul Semple	700,000	Three equal annual installments beginning on Effective Date
Graham Desson	500,000	Three equal annual installments beginning on Effective Date

These options were valued at $2,451,000.

In February, 2006, we issued 200,000 shares of common stock to the shareholders of Nevada Colca Gold Inc. under the terms of the Asset Purchase Agreement dated January 24, 2006. These shares of common stock were valued at $120,000.

On May 31, 2006, RAB Special Situations LP converted 1,000,000 shares of series “A-1” convertible preferred stock into 2,941,176 shares of our common stock and converted 500,000 shares of series “A-1” convertible preferred stock warrants into 500,000 shares of preferred stock which were converted into 1,440,588 shares of our common stock. On August 11, 2006, we issued to RAB an additional 183,824 shares of common stock after discovering a calculation error in the conversion price used in computing the preferred stock conversion. In addition, on August 11, 2006, we issued 91,912 shares of common stock to RAB after discovering the same calculation error in the conversion price used in computing the preferred stock warrant conversion.

In June 2006, we issued 500,000 options to purchase shares of our common stock to Wes Hanson, Vice President of Mine Development exercisable on June 14, 2006 at an exercise price of $2.03 per share. These options vest in three equal installments beginning on June 14, 2006. These options were valued at $885,000.

Director Independence

Each of Vahan Kololian, Martyn Konig and Gerald Ruth is independent, as independence is defined in the listing standards of the American Stock Exchange.

ITEM 13.  EXHIBITS

The exhibits listed on the accompanying Exhibit Index are filed as part of this Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the fees for professional audit services rendered and fees billed for other services rendered by HJ Associates LLC, our independent registered public accounting firm, for the fiscal years ended December 31, 2006 and 2005.

Fees billed for services rendered by HJ & Associates LLC

	2006	2005
Audit fees (1)	$107,000	$63,594
Audit-related fees	$-	$-
Tax fees	$3,325	$-

(1)	Fees charged for audit services in respect of the fiscal years noted and for review of quarterly financial statements and other regulatory filings for these years.

Audit Fees

This category includes fees paid for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB. In addition to fees for services necessary to perform an audit or review in accordance with Generally Accepted Auditing Standards, this category includes services that generally only the independent accountant reasonably can provide, such as comfort letters, statutory audits, attest services, consents, and assistance or review of documents filed with the SEC.

Audit-Related Fees

This category covers assurance and related services that traditionally are performed by the independent accountant. More specifically, these services would include, among others: employee benefit plan audits, due diligence related to mergers and acquisitions, accounting consultations and audits in connection with acquisitions, internal control reviews, attest services that are not required by statute or regulation and consultation concerning financial and reporting standards.

Tax Fees

This category consists of professional services rendered for tax compliance and tax advice. The services for the fees disclosed under this category include tax advisory services associated with our ongoing business.

All Other Fees

This category consists of fees for services not reported in the other categories

Audit Committee Pre-Approval Policies

The Audit Committee reviews and approves audit and permissible non-audit services performed by our independent auditors, as well as the fees charged for such services. In its review of non-audit service fees and the appointment of its independent auditors as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining its auditors’ independence. All of the services provided and fees charged by its independent auditors in 2006 and 2005 were pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed its behalf by the undersigned, thereunto duly authorized.

WESTERN GOLDFIELDS, INC.

Dated : March 13, 2007	By:	/s/ Raymond Threlkeld
Raymond Threlkeld, President and Chief Executive Officer

Pursuant to the requirements of the Exchange Ac, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond Threlkeld	President, Chief Executive Officer, and Director	March 13, 2007
Raymond Threlkeld	(Principal Executive Officer)

/s/ Brian Penny	Chief Financial Officer (Principal Financial	March 13, 2007
Brian Penny	and Accounting Officer)

/s/ Randall Oliphant	Chairman of the Board	March 13, 2007
Randall Oliphant

/s/ Vahan Kololian	Director	March 13, 2007
Vahan Kololian

/s/ Martyn Konig	Director	March 13, 2007
Martyn Konig

/s/ Gerald Ruth	Director	March 13, 2007
Gerald Ruth

INDEX TO EXHIBITS

Exhibit No.	Document Description

3.1(1)	Articles of Incorporation, as amended, of Western Goldfields, Inc.

3.1.1(3)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)

3.1.2(4)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)

3.1.3(7)	Articles of Amendment to the Articles of Incorporation of Western Goldfields, Inc. (Exhibit 3.1)

3.2(1)	Bylaws of Western Goldfields, Inc.

4.1(1)	Form of Stock Purchase Warrant by Western Goldfields, Inc. in favor of the Investors in the November-December 2003 Private Placement

4.2(1)	Warrant, dated November 5, 2003, by Western Goldfields, Inc. in favor of RMB Resources Limited (included in Schedule 5 to Exhibit 10.2)

4.3(1)	Warrant, dated November 7, 2003, by Western Goldfields, Inc. in favor of Hospah Coal Company

4.4(1)	Warrant, dated March 16, 2004, by Western Goldfields, Inc. in favor of Hospah Coal Company

4.5 (5)	Form of Warrant relating to the February 2006 private placement (Exhibit 10.2)

4.6 (6)	Form of Warrant relating to the February 2006 private placement (Exhibit 10.2)

10.1(1)	Registration Rights Agreement between Western Goldfields, Inc. and the Investors in the November-December 2003 Private Placement

10.10(1)	Asset Purchase Agreement, dated effective November 7, 2003, among Western Mesquite Mines, Inc., Western Goldfields, Inc., Hospah Coal Company, and Newmont USA Limited dba Newmont Mining Corporation

10.11(1)	Registration Rights Agreement, dated as of November 7, 2003, between Western Goldfields, Inc. and Hospah Coal Company

10.11.1(1)	Agreement Regarding Return of Shares, dated January 20, 2004, by and between Western Goldfields, Inc. and Hospah Coal Company

10.12(1)	Net Operating Cash Flow Royalty Agreement, dated November 7, 2003, between Western Mesquite Mines, Inc. and Hospah Coal Company

10.13(1)	Royalty Agreement, dated November 7, 2003, between Western Mesquite Mines, Inc. and Hospah Coal Company

10.14(1)	Guaranty, dated November 7, 2003, by Western Goldfields, Inc. in favor of Newmont USA Limited and Hospah Coal Company

10.17(1)	Business Consultant Agreement, dated September 28, 2003, between MGI Fund-Raising Consultants and Western Goldfields, Inc.

10.18(1)	Mineral Lease and Landfill Facilities Lease Agreement, dated as of June 11, 1993, by and between Hanson Natural Resources Company, Hospah Coal Company and Santa Fe Pacific Minerals Corporation

10.19(1)	Refining Agreement, dated December 1, 2003, by and between Western Goldfields, Inc. and Johnson Matthey Inc.

10.25(2)	Exploration and Mining Lease Agreement, dated as of October 20, 2004, between Mountain Gold Exploration, Inc., IW Exploration Co. and Western Goldfields, Inc. (Exhibit 10.1)

10.33(5)	Form of Securities Purchase Agreement relating to the February 2006 private placement (Exhibit 10.1)

10.33(6)	Form of Securities Purchase Agreement relating to the February 2006 private placement (Exhibit 10.1)

10.35(8)	Form of Severance Agreement between us and our officers

10.36(8)	Form of Indemnification Agreement between us and our officers and directors

14.1(8)	Code of Ethics

21.1(8)	List of Subsidiaries

23.1*	Consent of HJ & Associates, LLC

31.1 *	Certification of principal executive officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

31.2 *	Certification of principal financial and accounting officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.1 *	Certification of principal executive officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

32.2 *	Certification of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Registration Statement on Form SB-2, as amended, of Western Goldfields, Inc., Registration No. 333-112036

(2)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 12, 2004

(3)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 16, 2004

(4)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2005

(5)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2006

(6)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfield, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2006

(7)	Incorporated by reference to the exhibit shown in parenthesis included in Western Goldfields, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 20, 2006

(8)	Incorporated by reference from Western Goldfields, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 13, 2006

* Filed herewith.