Form 10QSB
period 2007-03-31
WESTERN GOLDFIELDS INC
filed 2007-05-07
CIK 1208038

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, par value $.01 value per share - 113,451,153 shares outstanding as of April 24, 2007.

Transitional Small Business Disclosure Format: Yes  ☐  No  ☒

INDEX

PART I.	FINANCIAL INFORMATION (unaudited)
Item 1.	Cautionary Note Regarding Forward Looking Statements	3
	Consolidated Financial Statements: (unaudited)	4 - 7
	Consolidated Balance Sheets	4
	Consolidated Statements of Operations and Comprehensive
	Income(Loss)	5
	Consolidated Statements of Shareholders’ Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to the Consolidated Financial Statements	8 - 20
Item 2.	Management's Discussion and Analysis or Plan of Operation	21 - 29
Item 3.	Controls and Procedures	29
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30 - 31
Item 6.	Exhibits	32

PART 1 - FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have included and from time to time may make in our public filings, press releases or other public statements, certain forward-looking statements, including, without limitation, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 2. In some cases these forward-looking statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events and, by their nature, are inherently uncertain and beyond our control.

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

Item 1. Financial Statements

WESTERN GOLDFIELDS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$57,146,614	$5,502,535
Receivables	321,499	223,507
Inventories (Note 5)	582,960	511,663
Prepaid expenses	1,057,351	841,636
TOTAL CURRENT ASSETS	59,108,424	7,079,341

Property, plant, and equipment, net of
accumulated amortization and depreciation (Note 6)	4,171,445	4,328,512
Construction in process (Note 7)	8,458,006	2,880,775
Investments - reclamation and remediation (Note 8)	6,272,215	6,337,006
Long-term deposits	332,432	329,146
Long-term prepaid expenses (Note 9)	971,643	1,009,555
Deferred stock offering / debt issuance costs	579,557	250,000
TOTAL OTHER ASSETS	20,785,298	15,134,994

TOTAL ASSETS	$79,893,722	$22,214,335

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$878,226	$1,663,080
Accounts payable to related party (Note 15)	20,249	31,165
Accrued expenses	1,830,923	835,740
TOTAL CURRENT LIABILITIES	2,729,398	2,529,985

LONG-TERM LIABILITIES
Reclamation and remediation liabilities (Note 11)	4,741,351	4,805,473

TOTAL LIABILITIES	7,470,749	7,335,458

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 25,000,000 shares authorized (Note 12)	-	-
Common stock, $0.01 par value, 500,000,000 shares authorized;
113,001,648 and 78,452,876 shares issued and outstanding,
respectively (Note 13)	1,130,017	784,529
Additional paid-in capital	91,729,025	32,100,269
Stock options and warrants (Note 14)	7,883,188	7,674,270
Accumulated deficit	(28,312,042)	(25,678,233)
Accumulated other comprehensive income	(7,215)	(1,958)
TOTAL STOCKHOLDERS' EQUITY	72,422,973	14,878,877

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$79,893,722	$22,214,335

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES
Revenues from gold sales	$1,232,804	$2,774,628

COST OF GOODS SOLD
Mine operating costs	1,907,078	1,979,167
Mine site administration	430,899	327,782
Selling, transportation, and refining	5,375	9,342
Amortization and accretion	375,108	312,214
Royalties	44,937	102,860
Inventory adjustment	(134,661)	302,968
	2,628,736	3,034,333

GROSS PROFIT (LOSS)	(1,395,932)	(259,705)

EXPENSES
General and administrative	1,084,732	1,069,952
Stock based compensation	468,166	1,039,925
Exploration	283,332	438,957
	1,836,230	2,548,834

OPERATING LOSS	(3,232,162)	(2,808,539)

OTHER INCOME (EXPENSE)
Expenses of Romarco merger termination	-	(1,225,000)
Interest income	517,503	92,247
Interest expense	-	(20,434)
Gain on extinguishment of debt	-	142,949
(Loss) gain on foreign exchange	80,850	-
	598,353	(1,010,238)

LOSS BEFORE INCOME TAXES	(2,633,809)	(3,818,777)

INCOME TAXES	-	-

NET LOSS	(2,633,809)	(3,818,777)

PREFERRED STOCK DIVIDENDS AND DEEMED DIVIDENDS	-	(12,500)

NET LOSS TO COMMON STOCKHOLDERS	(2,633,809)	(3,831,277)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(5,257)	509

NET COMPREHENSIVE LOSS	$(2,639,066)	$(3,818,268)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	102,882,801	49,729,533

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 (Three months ended March 31, 2007 - unaudited. Year ended December 31, 2006 - audited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Value of Shares to be Issued	Stock Options and Warrants	Accumulated Deficit	Other Comprehensive Income (Loss)	Total
BaBalance, December 31, 2005	1,000,000	$10,000	39,468,051	$394,681	$12,619,652	$-	$4,942,188	$(14,077,989)	$-	$3,888,532

CoCommon stock and warrants issued by way of private placement (unaudited)	-	-	20,000,000	200,000	3,812,000	-	1,988,000	-	-	6,000,000

Common shares issued on conversion of series A preferred stock	(1,000,000)	(10,000)	3,125,000	31,250	(6,250)	-	(15,000)	-	-	-

Common shares issued on conversion of series A preferred stock warrants	-	-	1,562,500	15,625	284,375	-	-	-	-	300,000

Common shares issued on conversion of common stock warrants	-	-	12,647,325	126,473	11,407,338	-	-	-	-	11,533,811

Common shares issued on exersice of common stock options	-	-	1,135,000	11,350	621,400	-	-	-	-	632,750

Common shares issued for exploration assets and services and severance agreements	-	-	515,000	5,150	678,550	-	-	-	-	683,700

Options issued for directors' services	-	-	-	-	-	-	1,032,488	-	-	1,032,488

Options issued for officers' services	-	-	-	-	-	-	1,764,945	-	-	1,764,945

Options issued for services by employees	-	-	-	-	-	-	411,853	-	-	411,853

Warrants issued for services by consultants	-	-	-	-	-	-	233,000	-	-	233,000

Exercise and expiration of warrants & options	-	-	-	-	2,683,204	-	(2,683,204)	-	-	-

Net loss for the twelve months ended December 31, 2006	-	-	-	-	-	-	-	(11,583,265)	-	(11,583,265)

Dividend on preferred stock	-	-	-	-	-	-	-	(16,979)	-	(16,979)

Other comprehensive income	-	-	-	-	-	-	-	-	(1,958)	(1,958)

Balance, December 31, 2006	-	-	78,452,876	784,529	32,100,269	-	7,674,270	(25,678,233)	(1,958)	14,878,877

Common stock and warrants issued under prospectus supplement	-	-	33,330,000	333,300	58,856,891	-	-	-	-	59,190,191

Common shares issued on conversion of common stock warrants	-	-	828,547	8,285	371,095	-	-	-	-	379,380

Common shares issued on exersice of common stock options	-	-	390,225	3,903	141,522	-	-	-	-	145,425

Options issued for directors' services	-	-	-	-	-	-	109,967	-	-	109,967

Options issued for officers' services	-	-	-	-	-	-	279,224	-	-	279,224

Options issued for employee's services	-	-	-	-	-	-	47,462	-	-	47,462

Warrants issued for consultant's services	-	-	-	-	-	-	31,513		-	31,513

Exercise and expiration of warrants & options	-	-	-	-	259,248	-	(259,248)	-	-	-

Net loss for the three months ended March 31, 2007	-	-	-	-	-	-	-	(2,633,809)	-	(2,633,809)

Other comprehensive income	-	-	-	-	-	-	-	-	(5,257)	(5,257)

Balance, March 31, 2007	-	$-	113,001,648	$1,130,017	$91,729,025	$-	$7,883,188	$(28,312,042)	$(7,215)	$72,422,973

The accompanying notes are an integral part of these consolidated financial statements.

WESTERN GOLDFIELDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,633,809)	$(3,818,777)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization and depreciation	294,736	255,509
Accretion expense (Note 10)	84,294	58,867
Interest on investments - reclamation and remediation	(83,625)	(83,947)
Common stock issued for exploration assets and services	-	136,500
Stock based compensation	468,166	1,272,925
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(97,992)	(3,551)
Inventories	(71,296)	273,359
Prepaid expenses	(177,803)	53,433
Deferred stock offering / debt issuance costs	(329,557)	-
Long term deposits	(3,286)	(2,487)
Increase (decrease) in:
Accounts payable	(790,111)	182,700
Accounts payable - related parties	(10,916)	-
Accrued expenses	995,182	106,794
Accrued expenses - related parties	-	(45,834)
Accrued interest expense	-	(48,695)

Net cash provided (used) by operating activities	(2,356,017)	(1,663,204)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property & equipment, including construction
in progress	(5,714,900)	(241,305)
Net cash provided (used) by investing activities	(5,714,900)	(241,305)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on loan	-	(2,205,186)
Common stock issued for cash	59,190,191	4,012,000
Warrants issued for cash	-	1,988,000
Exercise of options to purchase common stock	145,425	-
Exercise of warrants to purchase common stock	379,380	-
Net cash provided (used) by financing activities	59,714,996	3,794,814

Change in cash	51,644,079	1,890,305

Cash, beginning of period	5,502,535	52,387

Cash, end of period	$57,146,614	$1,942,692

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$69,130
Taxes paid	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Stock and warrants issued for services	$-	$1,272,925
Exploration fees and assets paid by issuance of stock	$-	$136,500

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

On March 30, 2007, the Company, through its wholly-owned subsidiary, Western Mesquite Mines, Inc., entered into a new term loan facility with Investec Bank (UK) Limited under which the Company will be able to borrow up to $105 million in connection with the development of the Mesquite Mine. Interest on advances will be at U.S. LIBOR plus 2.2% until completion (as defined in the credit agreement) and 1.75% after completion. The agreement, in conjunction with the earlier equity financing, completes the financing requirements for Mesquite. The Company anticipates drawing $85 million to complete the Mesquite development plan.

On March 27, 2007, the Company announced that its Board of Directors had approved a plan to reorganize the Company’s corporate structure so that its place of incorporation will be changed from Idaho, USA to Ontario, Canada. The proposal is subject to approval by the Company’s shareholders at its annual meeting.

In January and February, 2007, the Company completed a common share equity financing, including an underwriters’ over-allotment option, which provided the Company with net proceeds of approximately $59,200,000.

In August, 2006, the Company announced the completion of the Mesquite feasibility study, which indicated proven and probable reserves of 2.36 million ounces of gold. In addition in March 2007, the Company announced that proven and probable reserves had increased to 2.77 million ounces.

In November, 2006, the Company placed orders valued at approximately $60,900,000 for the majority of the mining vehicle fleet required for resumed mining operations at Mesquite. As at March 31, 2007, orders worth approximately $70,600,000 had been placed for the fleet and ancillary equipment.

In February, 2006, the Company announced the appointment of new directors and a new management team and the completion of a $6,000,000 private placement financing. This financing significantly improved the Company’s financial position, enabling it to repay all outstanding debt and proceed towards completion of the Mesquite feasibility study.

The Company’s year-end for reporting purposes is December 31.

2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Western Goldfields, Inc. and its 100% owned subsidiaries: Western Goldfields (Canada) Inc., Western Mesquite Mines, Inc., and Calumet Mining Company (collectively “Western Goldfields”.) The consolidated financial statements include the assets and liabilities of Western Goldfields as at March 31, 2007 and its results of operations and its cash flows for the period ended March 31, 2007. All significant inter-company accounts and transactions have been eliminated on consolidation.

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

The accounting policies followed in preparing these financial statements are those used by Western Goldfields as set out in the audited financial statements for the period ended December 31, 2006. These interim statements should be read together with Western Goldfields’ audited financial statements for the period ended December 31, 2006. The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is expected to expand the use of fair value measurement, The Statement is effective as of the start of the Company’s first fiscal year that commences after November 15, 2007. The Company is currently evaluating the impact of adoption of SFAS No.159 on its overall results of operations or financial position.

4.  MINERAL PROPERTIES

The Company controls the following mineral properties:

California Property - Mesquite Mine

In July 2003, the Company issued 111,859 shares of common stock as a deposit on the purchase of the Mesquite Mine, in Imperial County, California, from Newmont Mining Corporation. In November 2003, the Company completed this purchase and issued an additional 2,217,609 shares of common stock and 2,494,810 warrants with an exercise price of $1.00 per share. In December 2003, the Company issued 1,125,000 shares of common stock and 5,596,370 warrants for the purchase of one share of common stock each, with an exercise price of $1.00 per share in final settlement of its obligations under this agreement (See note 14).

	Amount	Price per share	Value
Reclamation Obligation Assumed			$5,998,994
Western Goldfields Common Stock	3,454,468	$0.52	1,789,891
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common 450 days from issuance and for five years thereafter	2,494,810	0.18	449,066
Warrants - Western Goldfields stock, exercisable at $1.00 per share of common 815 days from issuance and for five years thereafter	5,596,370	0.16	895,419
Total Consideration			$9,133,370

Allocation to Fixed Assets:
Property, plant and equipment, including buildings	$6,471,000
Mineral properties	2,662,370
$9,133,370

5.  INVENTORIES

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Metal-in-Process	$405,306	$270,645
Supplies	177,653	241,018
Total inventories	$582,959	$511,663

Metal-in-process contained approximately 630 and 441 ounces of gold as of March 31, 2007 and December 31, 2006, respectively.

6.  PROPERTY AND EQUIPMENT

The following is a summary of property, equipment, and accumulated depreciation at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Buildings	$3,550,000	$3,550,000
Equipment	4,158,160	4,020,491
	7,708,160	7,570,491
Less accumulated amortization and depreciation	(3,536,715)	(3,241,979)
Net Property and Equipment	$4,171,445	$4,328,512

Amortization and depreciation expense for the three months ended March 31, 2007 and 2006 was $294,736 and $255,509 respectively. The Company evaluates the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the present value of future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

7.  CONSTRUCTION IN PROCESS

The following is a summary of the major aspects of construction in process at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Mining fleet and ancillary equipment	$4,120,959	$327,359
Leach pad expansion	110,106	-
Building construction and site infrastructure	2,638,689	2,237,614
Development drilling	1,588,252	315,802
	$8,458,006	$2,880,775

Construction in process is accumulated and carried forward at cost until completion of construction or until the equipment is placed into service and thereafter is amortized over its expected useful life.

Development drilling represents drilling costs at Mesquite Mine that we have determined will add to previously established proven and probable reserves. These costs are accumulated until commencement of production and thereafter are amortized on a units-of-production basis.

 8.  RECLAMATION AND REMEDIATION INVESTMENTS AND BONDS

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

During the second half of 2006, the Company commenced closure procedures in respect the Vista heap leach pad and since that time has submitted related costs of $349,221 to AIG for reimbursement.

The following is a summary of cumulative activity in the reimbursement account as at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Original policy premium	$5,998,994	$5,998,994
Interest earned	622,442	538,817
	6,621,436	6,537,811
Reclamation costs reimbursed	(349,221)	(200,805)
Closing balance	$6,272,215	$6,337,006

The following bonds have been issued by AIG and approved by regulatory agencies under the bonding component of the insurance program:

Bond Number	Inception Date	Value	Obligee(s)
ESD 7315360	11/7/2003	$1,067,000	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315361	11/7/2003	$1,317,800	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315362	11/7/2003	$61,783	Imperial County, California
			California Department of Conservation
			U.S. Bureau of Land Management

ESD 7315363	11/7/2003	$550,000	California Water Quality Control Board

ESD 7315358	11/7/2003	$5,637,800	U.S. Bureau of Land Management

ESD 7315359	11/7/2003	$50,000	California State Lands Commission

The feasibility study completed during the year ended December 31, 2006 estimated a mineral reserve for the Mesquite Mine of 1.23 million gold ounces of proven reserves and 1.13 gold ounces of probable reserves and a project life of 13 years. In March 2007 the Company announced that it had increased proven and probable reserves at Mesquite from 2.36 million gold ounces to 2.77 million ounces and had increased the reserve life of the mine by approximately two years. In light of this information the Company has revised its reclamation cost estimates and has entered into discussions with AIG and the regulatory agencies with a view to updating the bonding program. The Company anticipates that bonds totaling approximately $11,300,000 will be required to cover the expansion program.

9.  LONG-TERM PREPAID EXPENSES

The Company has insurance policies with AIG to insure environmental risks at the Mesquite Mine. The policies cover closure and reclamation risk in excess of the amount covered by the Investment - Remediation and Reclamation account ($6,272,215 as at March 31, 2007), to an aggregate limit of $14,000,000, and pollution and remediation risk up to $5,000,000. The policies are for terms of eleven and ten years, respectively, and the combined premium of $1,642,621 was paid in advance. The Company is currently in discussions with AIG with a view to updating the insurance program.

The cost is being amortized against earnings monthly and is summarized below.

	March 31,	December 31,
	2007	2006
Original Policy Premiums	$1,642,621	$1,642,621
Amortization to date	(519,329)	(481,417)
Unamortized Premium Cost	1,123,292	1,161,204
Current Portion	(151,649)	(151,649)
Long-Term Prepaid Expenses	$971,643	$1,009,555

10. LOANS PAYABLE

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

Term Loan Facility

The Company’s wholly owned subsidiary Western Mesquite Mines, Inc. (“WMMI”) entered into a term loan facility on March 30, 2007 with Investec Bank (UK) Limited.  This eight year term loan facility will allow the Company to borrow up to $105,000,000 in connection with the development of the Mesquite Mine.  The project facility comprises a multiple-draw term loan maturing December 31, 2014, of which $85,000,000 will be available to be drawn as required for the development of the Mesquite Mine, and the remainder will be available for up to 12 months after completion for corporate purposes.  The term loan facility is secured by all of the assets of WMMI and a pledge of the shares of WMMI owned by the Company.

Interest on the term loan is charged at U.S. LIBOR plus 2.2% prior to completion and U.S. LIBOR plus 1.75% after completion.  Completion occurs upon the satisfaction of certain technical and financial criteria as defined in the credit agreement.  Repayment of the project facility will be on a semi-annual basis, commencing December 31, 2008.  In addition to the scheduled repayments, mandatory prepayments are required to be made semi-annually based on excess cash flow from the Mesquite Mine.  Minimum semi-annual repayments are $5,950,000 on December 31, 2008, $5,950,000 on June 30, 2009, $5,525,000 on December 31, 2009 and the balance of $67,575,000 thereafter.

The availability of funds under the term loan facility is subject to certain conditions precedent including WMMI entering into an acceptable gold hedging program for approximately 450,000 ounces, signing of certain ancillary agreements and the delivery of closing documents, opinions and certificates.  The Company expects to be able to borrow under the term loan facility during May 2007.

11.  RECLAMATION AND REMEDIATION LIABILITIES

Federal, state and local laws and regulations concerning environmental protection affect the Company’s operations. Under current regulations, the Company is required to meet performance standards to minimize environmental impact from operations and to perform site reclamation and remediation activities. The Company’s provisions for reclamation and remediation liabilities are based on known requirements. It is not possible to estimate the impact on operating results, if any, of future legislative or regulatory developments. The Company’s estimate of the net present value of these obligations for the Mesquite mine is based upon existing reclamation standards at December 31, 2006 and is in conformity with SFAS No. 143.

As part of the consideration for the Mesquite Mine acquisition on November 7, 2003, the Company assumed final reclamation and closure liabilities with an estimated net present value of $5,998,994. At that time the Company entered into a bonding and insurance plan with AIG in respect of these liabilities (Note 8). The increase in the net present value of the liability is recognized for accounting purposes as accretion expense during the period under review.

The feasibility study completed in August 2006 estimated a mineral reserve for the Mesquite Mine of 1.23 million gold ounces of proven reserves and 1.13 million gold ounces of probable reserves and a project life of 13 years. In light of this information, the Company completed a review of the reclamation plan and the SFAS No. 143 reclamation and remediation liability as at September 1, 2006. The net present value of these obligations was revised to $4,893,690. The difference between this revised estimate and the accreted value up to August 31, 2006, has been accounted for as a recovery of $1,459,859.

The following table sets out the activity for the Company’s reclamation and remediation liabilities for the period ended March 31, 2007 and the year ended December 31, 2006:

	March 31, 2007	December 31, 2006
Opening Balance	$4,805,473	$6,196,570
Accretion	84,294	269,568
Reclamation costs incurred	(148,416)	(200,805)
Reduction in the present value of obligations	-	(1,459,859)
Ending Balance	$4,741,351	$4,805,473

12.  PREFERRED STOCK

The Company has 25,000,000 shares, $0.01 par value per share, of preferred stock authorized. As of March 31, 2007 and December 31, 2006, there were nil shares issued and outstanding.

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

The warrants issued under the subscription agreement entitled the holder to purchase up to 500,000 shares of Series A Preferred, initially at an exercise price per share of $0.60. The warrants were exercisable for a period of two years at any time on or after December 31, 2004. Pursuant to the deemed issuance referred to above, the exercise price of the warrants was reduced to $0.19

On May 31, 2006, RAB converted its holding of 1,000,000 Series A Preferreds at a conversion price of $0.16 per share to acquire 3,125,000 shares of common stock and exercised its warrants at a conversion price of $0.19 each to acquire 1,562,500 shares of common stock. 275,736 of these shares were issued to RAB on August 11, 2006

13. COMMON STOCK

Public Offering of Common Shares

On January 25, 2007, the Company issued 31,115,000 common shares at a price of $1.91 (Cdn. $2.25) under a prospectus supplement to the Company’s shelf prospectus dated October 27, 2006. Net proceeds to the Company, after estimated expenses of approximately $4.0 million, were approximately $55.5 million. The Company also granted the underwriters of the issue an option to purchase up to 2,215,000 additional shares of common stock to cover over-allotments, if any. The underwriters exercised their option on February 1, 2007, and net proceeds to the Company were approximately $3.7 million.

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

On May 31, 2006 the Company issued 2,941,176 shares of common stock upon the conversion by RAB of its holding of 1,000,000 shares of Series A Preferred stock at an exercise price of $0.16. At the same date the Company issued 1,470,588 shares of common stock at a price of $0.19 per share for cash consideration of $300,000, upon the exercise by RAB of the warrants, originally to purchase 500,000 shares of common stock at $0.60. A further 275,736 common shares were issued to RAB in respect of these transactions on August 11, 2006.

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

Options

During the three month period ended March 31, 2007 no options were granted by the Company and 437,100 options were exercised for cash proceeds of $145,425. Of these warrants exercised, 150,000 were exercised under the cashless method requiring a corresponding reduction in the amount of common stock issued in relation to its cash value at the time the warrants were exercised.

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

The following is a summary of stock option activity for the three month period ended March 31, 2007 and the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value
Balance January 1, 2006	6,672,900	$0.69
Granted	8,895,000	$0.56
Exercised / Expired	(1,906,650)	0.66
Outstanding at December 31, 2006	13,661,250	$0.61
Exercisable at December 31, 2006	7,697,922	$0.64

Weighted average fair value of options as of December 31, 2006			$0.43

Balance January 1, 2007	13,661,250	$0.61
Granted	-	$-
Exercised / Expired	(437,100)	$0.55
Outstanding at March 31, 2007	13,224,150	$0.61
Exercisable at March 31, 2007	10,264,588	$0.57
Weighted average fair value of options as of March 31, 2007			$0.43

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

The following is a summary of warrant activity for the three month period ended March 31, 2007 and the year ended December 31, 2006:

	3 Months Ended March 31, 2007	Year ended December 31, 2006
Balance, start of period	17,054,232	22,302,849
Granted	-	11,000,000
Cancelled / Expired	-	(2,076,169)
Exercised	(828,548)	(14,172,448)
Balance, end of period	16,225,684	17,054,232

Warrants outstanding to acquire common shares of the Company at March 31, 2007 are as follows:

Warrants Outstanding	Exercise Price	Expiry Date

11,172	1.00	May 19, 2007(1))
9,933,332	0.45	February 13, 2008
1,000,000	0.30	February 17, 2008(2))
225,000	0.60	February 23, 2010
6,056,180	0.76	5 years after the 2nd anniversary of the effective date of the registration agreement in respect of the warrants and shares of warrant stock(3))
16,225,684

(1)	The warrants were initially issued for a 2 year term. On October 20, 2005 the board of directors of the Company approved the extension of the term of the warrants by one year.

(2)	Issued to Metalmark Management LLC in respect of services rendered in connection with private placement dated February 14, 2006

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

15.  RELATED PARTY TRANSACTIONS

In March 2006, the Company concluded a cost sharing agreement with Silver Bear Resources Inc. (an Ontario corporation) (“Silver Bear”) under which a portion of Silver Bear’s office overhead is now charged to the Company on the basis of the expected time commitment of the staff involved. The Company is related to Silver Bear as certain senior executives and directors of Silver Bear also serve as senior executives and directors of the Company. During the three months ended March 31, 2007 and March 31, 2006 overhead costs of $56,943 and $52,983, respectively, were charged to the Company under this agreement, and during the year ended December 31, 2006, overhead costs of $261,367 were charged. As at March 31, 2007 and December 31, 2006, $31,165 and $20,249, respectively, was payable to Silver Bear.

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

In February 2006, the Company sold 20,000,000 units at the purchase price of $0.30 per unit to 28 accredited investors for an aggregate sales price of $6,000,000. Each unit consisted of one share of our common stock and one half of one warrant to purchase one share of our common stock, exercisable at $0.45 per share (the “February Private Placement”). The warrants became exercisable upon approval by our shareholders of an amendment to our articles of incorporation increasing the number of our authorized shares of common stock to a number in excess of 115,000,000. Each of the following officers and directors invested in the February Private Placement:

•
Rockcliff Group Limited, a corporation of which our Chairman of the Board, Randall Oliphant, is the sole shareholder, Chairman and Chief Executive Officer, purchased 2,500,000 units for an aggregate purchase price of $750,000;

•	Martyn Konig, our Director, purchased 333,333 units for an aggregate purchase price of $100,000;

•	TerraNova Partners L.P., a limited partnership of which our Director, Vahan Kololian, is the founder and managing partner, purchased 833,334 units for an aggregate purchase price of $250,000;

•	Raymond Threlkeld, our Chief Executive Officer, purchased 333,334 units for an aggregate purchase price of $100,000;

•	Brian Penny, our Chief Financial Officer, purchased 333,333 units for an aggregate purchase price of $100,000;

•	Sandra-Meddick-Ruth, the wife of our Director, Gerald Ruth, purchased 500,000 units for an aggregate purchase price of $150,000; and

•	Muriel A. Ruth, the mother of our Director, Gerald Ruth, purchased 133,334 units for an aggregate purchase price of $40,000.

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

Agreement with the Sanitation Districts of Los Angeles

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

Under the agreement with the County Sanitation District of Los Angeles County, the Company has the right to explore, mine, extract, process, market and sell ore, and otherwise conduct mining and processing activities, anywhere on the property for an initial period through 2024 with automatic extensions until 2078. Much of the infrastructure at the property is likely to be retained by the landfill after mining operations are completed and the Company has met certain reclamation standards. Construction operations are now underway and landfill operations are expected to begin in 2008.

Mesquite Expansion

The Company has planned spending of $71,600,000 and has made purchase commitments of approximately $70,600,000 in respect of the mining fleet and ancillary mining equipment required for resumption and expansion of mining operations at the Mesquite Mine. Of this total, equipment to a value of approximately $4,300,000 had been delivered as at March 31, 2007.

In addition, the Company has planned capital spending of approximately $36,900,000 on other aspects of the mine expansion program. Of this amount, approximately $4,100,000 had been spent as at March 31, 2007.

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

17.  SUBSEQUENT EVENTS

Reclamation of Vista Heap Leach Pad

During the second half of 2006, the Company commenced closure procedures in respect of the Vista heap leach pad. Rinsing of the pad was completed in late January 2007 and a 16 hole drilling program was conducted to provide information as to residual cyanide levels. The Company is assessing the results and is preparing a report for submission to the California Regional Water Quality Board. Total costs of the Vista Pad reclamation and closure program, which are fully recoverable from AIG, are estimated to be approximately $450,000, of which $349,221 had been incurred by March 31, 2007.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in dollars, except per share amounts)

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

Overview

We are an independent precious metals production and exploration company with operations focused in North America. In November 2003 we acquired the Mesquite Mine (“Mesquite” or “the Mine”) from a subsidiary of Newmont Mining Corporation (“Newmont”). Mesquite is our principal asset, providing us with current gold production based on leaching the material that was placed on the heap leach pads by Newmont and previous owners of the property. As a result of the current relatively high price for gold, since the acquisition from Newmont this production has provided us with operating cash flow to help sustain our operations pending completion of a feasibility study which we believed would justify resumption of mining operations at Mesquite.

On March 30, 2007 our wholly-owned subsidiary, Western Mesquite Mines, Inc., entered into a new term loan facility with Investec Bank (UK) Limited for $105.0 million. The facility comprises multiple-draw loans maturing December 31, 2014, of which $85.0 million will be available to be drawn down as required for the development of the Mesquite Mine, and the remainder will be available for up to 12 months after completion for other corporate purposes. Achieving completion will require the satisfaction of financial and technical criteria and is expected to occur in the second half of 2008. Repayment of the facility will be on a semi-annual basis, commencing approximately six months after completion with mandatory prepayments being made from excess cash flow. Interest on each advance will be charged at U.S. LIBOR plus 2.2% up to completion and at U.S. LIBOR plus 1.75% after completion. This agreement, in conjunction with the January-February equity financing, completes the financing requirements for Mesquite.

Orders for the majority of the mining equipment fleet were placed in November 2006 and we received several units during the first quarter of 2007. The pace of deliveries will quicken over the second and third quarters and the great majority of the other units will have been received by September 2007.

On March 26, 2007 we announced that we had increased Proven and Probable reserves at Mesquite from 2.36 million ounces of gold to 2.77 million ounces and that measured and indicated reserves had increased from 3.61 million ounces of gold to 3.87 million ounces. Approximately 50% of the increase is attributable to assay results from a drilling program of 27 holes at the Brownie Hill area of the mine which converted inferred oxide resources to Proven and Probable reserves, and the remaining 50% is attributable to an increase in the reserve gold price assumption from $450 to $500 per ounce.

In August, 2006 we announced the completion of the Mesquite feasibility study, which estimated proven and probable reserves of 2.36 million ounces of gold. On the basis of these positive results, we have been aggressively putting in place appropriate equity and debt financing to support a major capital spending program and the other costs associated with our planned resumption of mining operations in April 2008. In January and February of 2007 we completed a common share equity financing, including an underwriter’s over-allotment option, which provided us with net proceeds of approximately $59.2 million.

In February 2006, we closed a $6.0 million private placement financing which significantly improved our financial position, enabled us to repay all our outstanding debt and proceed towards completion of the Mesquite feasibility study. We also announced the appointment of new directors and a new management team.

Over the past year we have built the management team to resume active mining operations at Mesquite. We believe that we now have a strong team in place. A major activity now is recruiting, hiring and additional training of the skilled workforce for our expanded operations.

Selected Financial Results (all tabular information in $000s unless otherwise stated)

	Three months ended March 31,
	2007	2006
Cash flows from financing activities	59,715	3,795
Cash flows for investing activities	(5,715)	(241)

	March 31, 2007	December 31, 2006
Cash	57,147	5,503
Working capital	56,379	4,549
Construction in progress	8,458	2,881
Shareholders’ equity	72,423	14,879

	Three months ended March 31,
	2007	2006
Revenues net	1,233	2,775
Gross profit (loss)	(1,396)	(260)
Net loss	(2,634)	(3,819)
Net loss to common shareholders	(2,634)	(3,831)

Net loss per common share, basic and diluted	$(0.03)	$(0.08)

Gold ounces produced	1,936	4,452
Gold ounces sold	1,875	5,000
Average price received per ounce	$658	$555
Cost of sales per ounce(i)	$1,202	$544

(i)	Cost of sales include mine cost of sales less non-cash depreciation, amortization and accretion.

Capital Program

In November 2006 the original estimated cost for our pre-production capital program was $97.9 million. Since that time we have gone through an exacting evaluation of competitive bids, with particular stress on operating costs and compliance with California emissions standards in respect of the equipment fleet. Our latest forecast is for pre-production spending of $108.5 million. The additional costs primarily reflect our decision to accelerate the acquisition of three haul trucks valued at $7.8 million that were originally included in our 2008 production phase capital program. This step was taken to accommodate a supplier’s production schedule and to ensure that the three units were available in early 2008.

The major part of the capital program is in respect of the mining fleet. With the accelerated acquisition of the three haul trucks, total planned spending on the mining fleet is now $71.6 million in respect of which orders totaling $70.6 million have been placed. The major components of the mining fleet and their approximate cost, including all relevant taxes, are as follows: 14 haul trucks - $36.5 million; 2 shovels - $16.5 million; 1 front-end loader - $4.3 million; other mobile and ancillary equipment, including drills, bull-dozers, graders and water trucks - $14.3 million. During February, 2007 we took delivery of five ancillary equipment units and we expect delivery of the larger items in the period May through October. Payment terms vary; generally, payment is 10 days after commissioning, but in the case of the haul trucks, 80% is due on shipment and 20 % on completion of commissioning. The aggregate cost of the equipment received to March 31, 2007 is $4.1 million. We are in on-going contact with our suppliers to ensure that production is progressing as planned and that the balance of the fleet will be delivered according to schedule with a view to our placing new ore on the leach pads during the fourth quarter of 2007, having full mining operations underway by January 2008, and achieving commercial production by April 2008.

In addition to the mining fleet, we are planning on spending approximately $36.9 million on other plant and infrastructure upgrades and expansion projects at Mesquite, of which approximately $4.4 million has been spent to March 31, 2007. We plan on spending a further approximately $32.5 million during 2007. The major aspects of this program are the leach pad expansion, retrofit of the process plant, and construction of a truck repair shop, warehouse and mine operations administrative office. We are working closely with several environmental agencies and local authorities to ensure that all required building and expansion permits are in place and that we have the necessary surety bonds posted to cover our latest reclamation cost estimates.

Consolidated Financial Results / Overall Performance (in $000s)

The Company’s net loss to common shareholders for the three months ended March 31, 2007 (“Q1/07”) was $2.6 million, or $0.03 per share, compared with $3.8 million, or $0.08 per share, for the three months ended March 31, 2006 (“Q1/06”).

Results for Q1/07, as compared with Q1/06, were negatively impacted by the 62% reduction in gold ounces sold from 5,000 ounces to 1,875 ounces. With no new material being placed on the leach pads, it has become increasingly difficult to extract the residual gold and maintain the solution grades coming from the leach pads. This lower production was partially offset by the 19% increase in the average selling price per ounce from $555 to $658, reflecting the continuation of relatively strong pricing in world markets. Cost of sales per ounce for Q1/07, adjusted for non-cash expenses, was $1,202, as compared with $544 per ounce in Q1/06. This reflects the high fixed cost component in cost of goods sold.

Other operating expenses for Q1/07 were $1.8 million compared with $2.6 million in Q1/06. General and administrative expenses of $1.1 million were virtually unchanged from the previous year, but non-cash stock based compensation for Q1/07 of $0.5 million was significantly lower than the $1.0 million expense the previous year. The high expense in Q1/06 primarily reflects grants of options to our new management team in early 2006.

Results for Q1/07 compared with Q1/06 were favourably impacted by an increase in interest income from $0.1 million to $0.5 million. The equity financing in Q1/06 generated net proceeds of approximately $59.3 million which was available for investment for approximately two months.

Results for Q1/06 were also impacted by “one time” costs of $1.3 million relating to termination of the proposed merger agreement with Romarco Minerals Inc.

For the past several quarters we have been implementing various strategies to extend the productive life of the leach pads. However, with no new material having been placed on the leach pads for the past several years, we are seeing a steady reduction in the gold ounces produced. In Q1/07 production was 1,936 compared with 4,452 in Q1/06. During the third quarter of 2006 we concluded that it was no longer economic to continue leaching the Vista pad. Closure operations for this location were completed in February 2007. Our drilling results confirm that there is no detectable cyanide in the samples and we are preparing a final report for the regulatory agency. Under the terms of our bonding arrangement with AIG, costs of closure are reimbursable. Reimbursement claims of $0.4 million have been made in respect of closure expenditures.

	Three months ended March 31,
(All figures in $000s except price per ounce)	2007	2006
Gold sales revenue	1,233	2,775
Average price realized per ounce	$658	$555
Increase (Decrease) in revenues	(1,542)	216
Change in revenues attributable to ounces sold	(1,734)	(543)
Change attributable to average selling price	192	759

Revenues from gold sales for Q1/07 decreased by $1.5 million or 56% compared to Q1/06 as the effect of lower ounces sold significantly outweighed the positive impact of higher selling prices.

	Three months ended March 31,
	2007	2006
Cost of sales	2,629	3,034
Increase (Decrease)	(405)	333
Gross loss %	113%	9%
Increase (decrease) in gross loss %	104%	3%

Cost of sales for Q1/07 decreased by $0.4 million or 13% compared to Q1/06. The decrease results primarily from lower royalty expenses, reflecting the reduction in gold ounces sold, and lower costs arising from inventory movements. Mine operating costs of $1.9 million were marginally lower than the previous year’s expense of $2.0 million.

A comparison of the major components of cost of sales, excluding the reclamation cost recovery, is as follows:

	Three months ended March 31,
	2007	2006
Mine operating costs	1,907	1,979
Mine site administration	431	328
Depreciation, amortization and accretion	375	312
Royalties	45	103
Inventory adjustment	(135)	303

Other operating expenses for Q1/07 decreased by $0.7 million or 30% compared to Q1/06. The decrease primarily reflects a lower charge for stock based compensation in Q1/06, whereas the charge in Q1/06 was driven by the award of options to the new management team in February 2006.

	Three months ended March 31,
	2007	2006
Other operating expenses	1,836	2,549
Increase (decrease) in other operating expenses	(713)	2,006
As % of revenues	149%	92%
Change in % of revenues	57%	71%

A comparison of the major items included in other operating expenses is as follows:

	Three months ended March 31,
	2007	2006
General and administrative	1,085	1,070
Stock based compensation	468	1,040
Exploration - Mesquite	283	439

Other income for Q1/07 was $0.6 million compared with an expense of $1.1 million the previous year. Interest income for Q1/07 was $0.5 million and relates to cash on deposit after the equity issue in late January 2007. The cash infusion of $6.0 million from the private placement in February 2006 resulted in our having positive cash balances for part of Q1/06. The most significant item of cost in Q1/06 was the $1.3 million required to terminate the Romarco merger proposal. The gain on exchange of $0.1 million in Q1/07 relates to our holding part of the proceeds of the equity issue in Canadian dollars during a period when that currency was appreciating in terms of US dollars.

A comparison of the major items included in other income (expense) is as follows:

	Three months ended March 31,
	2007	2006
(All figures in $000s)
Expenses of Romarco merger termination	-	(1,225)
Interest income	517	92
Interest expense	-	(20)
Gain on extinguishment of debt	-	143
Gain on foreign exchange	81	-

Results of Operations

Three Months Ended March 31, 2007 (“Q1/07”) Compared to Three Months Ended March 31, 2006 (“Q1/06”).

Poured gold production for Q1/07 was 1,936 ounces compared with 4,452 ounces in Q1/06. Gold sales for Q1/07 were 1,875 ounces at an average selling price of $658 per ounce for revenues of $1.2 million compared with 5,000 ounces at an average selling price of $544 per ounce for revenues of $2.8 million in Q1/06.

Mine operating costs for Q1/07 were $1.9 million compared to $2.0 million for Q1/06. Over the past year we have implemented various cost reduction strategies as the productive capacity of the leach pads has diminished. Cost savings have been largely offset by higher power rates, increased costs of chemicals and increases in engineering department labour and use of consultants. Mine site administration costs for Q1/07 were $0.4 million compared with $0.3 million in Q1/06, reflecting increases in staffing and relocation costs as we prepare for resumption of mining operations. Lower royalty expenses in Q1/07 compared with Q1/06 reflect lower gold ounces sold. A cost recovery of $0.1 million associated with the change in metal-in-process inventories was recorded in Q1/07, compared with a charge of $0.3 million in Q1/06. Work in process inventories increased to 630 ounces at March 31, 2007 from 441 ounces at December 31, 2006. The foregoing factors resulted in a gross loss of $1.4 million for Q1/07 compared with $0.3 million in Q1/06.

General and administrative expense of $1.1 million in Q1/07 was consistent with expense in Q1/06. However, costs in early 2006 included significant one-time expenses such as costs associated with the proposed Romarco merger, severance costs and costs of transitioning to the new management team. Costs in 2007 reflect the increasing scope of corporate activities with emphasis on financing initiatives, investor relations, technical support for Mesquite operations and other strategic initiatives.

Stock based compensation represents the non-cash costs of options, as calculated under the Black-Scholes option pricing model, granted to directors, officers and employees. The decrease in expense to $0.5 million in Q1/07 from $1.0 million in Q1/06 relates to the high initial amortization of options granted to the new management team in February of 2006 and their ongoing amortization thereafter.

Exploration activities at Mesquite during Q1/07 were $0.3 million and relate primarily to a drilling program to delineate a deep sulphide ore deposit not previously included in the calculation of our reserves and resources at Mesquite. Costs in Q1/06 relate primarily to the completion of the Mesquite feasibility study. In addition to the drilling costs expensed in Q1/07, we capitalized development drilling costs of $1.3 million at the Brownie Hill zone. The Brownie Hill program, in conjunction with our assumption of a gold price of $500 per ounce, resulted in proven and probable reserves being increased from 2.36 million gold ounces to 2.77 million ounces, and measured and indicated resources (inclusive of mineral reserves) being increased from 3.61 million ounces to 3.87 million ounces.

Other income for Q1/07 was $0.6 million compared to $1.0 million of other expense in Q1/06. We earned $0.5 million on our surplus cash in Q1/07 which was increased by the equity issue in late January. We also recorded an exchange gain of $0.1 million through retaining a portion of the proceeds of our equity issue in Canadian dollars. The most significant item of cost in Q1/06 was our payment of a termination fee of $1.0 million and expense reimbursement costs of $0.2 million on termination of the proposed merger agreement between us and Romarco.

The above were the major factors in our reporting a net loss to common shareholders for Q1/07 of $2.6 million or $0.03 per share, compared with a net loss of $3.8 million or $0.08 per share in Q1/06.

Liquidity and Capital Resources

Based on our feasibility study and subsequent projections, we require significant funding to sustain our operations and complete our capital program until we start to generate free cash flow in April 2008. For the past several months we have been addressing these capital needs and have been successful in raising fresh equity of approximately $59.2 million and establishing a credit facility of $105.0 million.

At March 31, 2007 our cash balance was $57.1 million and our working capital was $56.4 million. This represents a significant improvement in our financial position since December 31, 2006 when we reported cash of $5.5 million and working capital of $4.6 million.

The improved liquidity reflects our issuance on January 25, 2007 of 31,115,000 common shares under a prospectus supplement to our shelf prospectus dated October 27, 2006 for net proceeds of $55.5 million. An additional $3.7 million net was raised through the issuance of 2,215,000 shares under the underwriter’s over-allotment option.

On March 30, 2007 our wholly-owned subsidiary, Western Mesquite Mines, Inc. (“WMMI”), entered into a new term loan facility with Investec Bank (UK) Limited for $105.0 million. The facility comprises multiple-draw loans maturing December 31, 2014, of which $85.0 million will be available to be drawn down as required for the development of the Mesquite Mine, and the remainder will be available for up to 12 months after completion for other corporate purposes. Achieving completion will require the satisfaction of financial and technical criteria and is expected to occur in the second half of 2008. Repayment of the facility will be on a semi-annual basis, commencing approximately six months after completion with mandatory prepayments being made from excess cash flow. Interest on each advance will be charged at U.S. LIBOR plus 2.2% up to completion and at U.S. LIBOR plus 1.75% after completion. The availability of the funds is subject to certain conditions, including WMMI entering into an acceptable gold hedging program for approximately 450,000 ounces with certain lenders under the term loan facility, the resolution of certain ancillary agreements and the delivery of usual and customary closing documents, opinions and certificates. This agreement, in conjunction with the earlier equity financing, completes the financing requirements for Mesquite.

During Q1/07 our liquidity was also improved through the conversion of warrants and the exercise of stock options, for proceeds of $0.5 million.

Cash required for operating activities in Q1/07 was $2.3 million compared with $1.7 million in Q1/06. The major element in this cash requirement in Q1/07 was our net loss of $2.6 million. The loss was offset in part by non-cash items such as: depreciation and accretion expense of $0.4 million and stock-based compensation of $0.5 million. A change in the composition of non-cash working capital items during Q1/07 required $0.5 million of cash. Accounts payable decreased during the quarter by $0.8 million, reflecting timing of payments under the capital spending program, and deferred financing costs increased by $0.3 million, reflecting costs incurred in connection with the Investec credit facility. Accruals increased during the quarter by $1.0 million, reflecting professional fees in connection with the credit facility and accruals for tire deliveries and drilling costs at Mesquite. In Q1/06, our net loss was $3.8 million. This cash requirement was reduced by non-cash depreciation and accretion of $0.3 million and stock-based compensation of $1.3 million. In addition, a reduction in cash for working capital items generated $0.5 million.

Cash required for investing activities in Q1/07 was $5.7 million compared with $0.2 million in Q1/06. This included $3.9 million for ancillary equipment units under our mining fleet acquisition program, and $1.3 million of spending under our development drilling program to increase the reserve and resource estimates of Mesquite. Investing activities in Q1/06 were kept to a minimum in view of the liquidity concerns at the time.

The foregoing factors resulted in an increase in our cash position of $51.6 million in Q1/07 and $1.9 million in Q1/06.

Our projections indicate that for the balance of 2007 our cash requirements to fund operations and the capital program will be approximately $114.0 million. This will be funded initially by way of our existing cash balances and thereafter by advances under the new term loan facility of $105.0 million being provided by Investec Bank (UK) Limited, which we announced on April 2, 2007. We anticipate that by year-end 2007 we will have drawn down approximately $78.0 million under the loan facility before we start to generate positive free cash flow in April 2008. We therefore believe that we have adequate financial resources in place to finance the Mesquite expansion.

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

We have expensed all mine development costs prior to our establishing proven and probable reserves upon completion of the feasibility study in August 2006. In the event that we have deferred development costs in the future, these will be amortized on a units-of-production basis.

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

Recent Accounting Pronouncements

In February 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No.115. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reporting earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is expected to expand the use of fair value measurement, The Statement is effective as of the start of the Company’s first fiscal year that commences after November 15, 2007. The Company is currently evaluating the impact of adoption of SFAS No.159 on its overall results of operations or financial position.

Contractual Obligations

The following table presents the contractual obligations outstanding as at March 31, 2007:

(All figures in $000s)	Total	Less than 1 Year	2- 3 Years	4- 5 Years	More than 5 Years
Mining equipment fleet	$66,345	$66,345	$-	$-	$-
Reclamation and remediation obligations (1)	8,005	-	802	-	7,203
Other purchase commitments	1,016	1,016	-	-	-
Share of office lease	51	44	7	-	-
Total	$75,417	$67,405	$809	$-	$7,203

(1)	In current dollars.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements at March 31, 2007 and December 31, 2006 or at the date of this report.

Outlook - balance of 2007

Our latest forecast is for production of approximately 6,000 ounces of gold for the full year 2007 from residual production from the existing leach pads.

Management’s primary focus is now on delivery and commissioning of the mining equipment fleet, the successful completion of the various other capital projects associated with the return of Mesquite to full mining operations, and the successful recruiting and training of the necessary salaried and hourly personnel.

Total planned spending on the mining fleet is now $71.6 million, in respect of which orders totaling $70.6 million have been placed. As at March 31, 2007 equipment valued at $4.1 million had been delivered and orders valued at $66.5 million were outstanding.

 In addition to the mining fleet, we are planning on spending approximately a further $32.5 million during 2007 on other plant and infrastructure upgrades and expansion projects at Mesquite. The major aspects of this program are the leach pad expansion, retrofit of the process plant, and construction of a truck repair shop, warehouse and mine operations administrative office. We are working closely with several environmental agencies and local authorities to ensure that all required building and expansion permits are in place and that we have the necessary surety bonds posted to cover our latest reclamation cost estimates.

During 2006 we started to build the management team for the re-activated operations at Mesquite and made several key hires, including a General Manager, Mining Manager and Chief Geologist, to complement existing mine staff. In 2007, to date, we have added further managerial and supervisory personnel in the areas of mine operations, safety and maintenance to our team and we plan on hiring additional key operators and maintenance personnel by mid-May 2007. We expect to have a full complement of approximately 160 employees, excluding outside contractors, at Mesquite by mid-July 2007.

Pre-production stripping is planned to start in June 2007. Initial movement of ore to the leach pads will be underway by January 2008. Commercial production is planned for April 2008.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

 On March 26, 2007 we announced reserve and resource increases at the Mesquite Mine, located in Imperial County, California. As of March 22, 2007, we had completed 100 holes totaling 78,270 feet of drilling. The updated reserve and resource models include data from 27 of the holes tested in the Brownie Hill area.

Proven and Probable reserves increased to 2.77 million ounces of gold from the 2.36 million ounces announced in August 2006. The increase of 410,000 ounces, 90 percent of which is oxide material, is equally attributable to the drilling program at the Brownie Hill zone that converted Inferred oxide resources to Proven and Probable reserves and to an increase in the reserve gold price assumption to US$500 per ounce from US$450 per ounce.

We are applying the new reserve estimates to the life-of-mine model. Based on the current mining plan of 165,000 ounces per year, we have increased the reserve life of the Mesquite Mine by approximately two years.

Measured and Indicated resources (inclusive of mineral reserves) increased to 3.87 million ounces of gold from the previously announced 3.61 million ounces. Total Inferred resources, which are not included with Measured and Indicated resources, increased to 19.0 million tons averaging 0.016 ounces of gold per ton. Current pit designs include 12.0 million tons of the Inferred resource at an average grade of 0.013 ounces of gold per ton.

The data contained in this announcement was prepared under the supervision of Wes Hanson, P. Geo., our Vice-President of Mine Development, and the Qualified Person under NI 43-101 for the project. Data summarizing the updated mineral reserves and resources for the Mesquite Mine is included in the following table:

MESQUITE MINE - MINERAL RESOURCES AND RESERVES
March 26, 2007

Mineral Resources Inclusive of Reserves
		Tons	Grade	Contained
Classification	Category	(x 1,000)	(Au oz/T)	(Au ozs)
Measured	Oxide	111,196	0.016	1,748,000
	Non-oxide	30,587	0.024	729,000
Measured	Subtotal	141,783	0.017	2,477,000
Indicated	Oxide	44,523	0.017	759,000
	Non-oxide	27,335	0.023	633,000
Indicated	Subtotal	71,858	0.019	1,392,000
Measured & Indicated	Total	213,641	0.018	3,869,000
Inferred	Oxide	13,000	0.013
	Non-oxide	6,000	0.022
Inferred	Subtotal	19,000	0.016

Mineral Reserves
		Tons	Grade	Contained
Classification	Category	(x 1,000)	(Au oz/T)	(Au ozs)
Proven	Oxide	97,961	0.016	1,545,000
	Non-oxide	16,429	0.023	386,000
Proven	Subtotal	114,390	0.017	1,931,000
Probable	Oxide	38,000	0.017	660,000
	Non-oxide	7,914	0.022	176,000
Probable	Subtotal	45,914	0.018	836,000
Proven & Probable	Total	160,304	0.017	2,767,000
Inferred	Oxide	11,000	0.013
	Non-oxide	1,000	0.020
Inferred	Subtotal	12,000	0.013

Mineral Resources Exclusive of Reserves
		Tons	Grade	Contained
Classification	Category	(x 1,000)	(Au oz/T)	(Au ozs)
Measured	Oxide	13,235	0.015	203,000
	Non-oxide	14,158	0.024	343,000
Measured	Subtotal	27,393	0.020	546,000
Indicated	Oxide	6,523	0.015	99,000
	Non-oxide	19,421	0.024	457,000
Indicated	Subtotal	25,944	0.021	556,000
Measured & Indicated	Total	53,337	0.024	1,102,000
Inferred	Oxide	2,000	0.015
	Non-oxide	5,000	0.022
Inferred	Subtotal	7,000	0.020

1.
The Company’s mineral reserves are estimated using appropriate cut-off grades at an assumed gold price of US$500 per ounce and projected process recoveries, operating costs and life of mine plans which include allowances for dilution and mining recovery.

2.	The Company’s mineral reserves are consistent with the definitions established by Industry Guide 7, administered by the U.S. Securities and Exchange Commission.

3.
The Company’s mineral resources are estimated using appropriate cut off grades at an assumed gold price of US$600 per ounce and projected process recoveries, operating costs and life of mine plans which include allowances for dilution and mining recovery.

4.
The Company’s mineral resources and mineral reserves are classified in accordance with the Canadian Institute of Mining, Metallurgy and Petroleum’s (CIM) “Standards on Mineral Resources and Reserves, Definitions and Guidelines”.

5.
Cautionary note to U.S. investors concerning Measured, Indicated and Inferred mineral resources: These terms are required by the CIM’s “Standards on Mineral Resources and Reserves, Definitions and Guidelines”. U.S. Investors are cautioned not to assume that all or any part of the stated mineral resources will be converted into reserves.

6.	The Company’s mineral resource and reserve estimates were prepared under the supervision of Mr. W. Hanson, P.Geo., Vice-President of Mine Development, Western Goldfields, Inc.

Item 6. Exhibits

10.1	Credit facility agreement between Western Mesquite Mines, Inc., Invester Bank (UK) Limited and the financial institutions party thereto dated March 30, 2007.*

31.1	Rule 13a - 14(a) Certification of Principal Executive Officer *

31.2	Rule 13a - 14(a) Certification of Principal Financial Officer *

32.1	Section 1350 Certification of Principal Executive Officer *

32.2	Section 1350 Certification of Principal Financial Officer *

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTERN GOLDFIELDS, INC.

Date: May 7, 2007	By:	/s/ Raymond Threlkeld
Name: Raymond Threlkeld
Title: President and Chief Executive Officer